Form 10-Q
period 2002-09-30
ATLANTIC LIBERTY FINANCIAL CORP
filed 2002-11-13
CIK 1172095

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002
                        Commission file number 000-49967



                        Atlantic Liberty Financial Corp.

         Delaware                                                 16-1615014


                  186 Montague Street, Brooklyn, New York 12201


                                 (718) 855-3555


     Check  whether the issuer:  (1) ;filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

     As of September 30, 2002, the Registrant had outstanding -0- shares of common stock.

     Transitional Small Business Disclosure format Yes [ ]     No [ ]

                        ATLANTIC LIBERTY FINANCIAL CORP.


                          Form 10-QSB Quarterly Report


                                      Index

                                                                            Page
PART I - Financial Information

         Item 1.  Financial Statements                                       1-6

         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations    7-13

         Item 3.  Quantitative and Qualitative Market Risk                14 -15

         Item 4.  Controls and Procedures                                     16


PART II - Other Information

         Item 1.  Legal Proceedings                                           17

         Item 2.  Changes in Securities and Use of Proceeds                   17

         Item 3.  Defaults Upon Senior Securities                             17

         Item 4.  Submission of Matters to a Vote of Securities Holders       17

         Item 5.  Other Information                                           17

         Item 6.  Exhibits and Reports on Form 8-K                            17


SIGNATURES                                                                    18

Item 1.  FINANCIAL STATEMENTS
Atlantic Liberty Financial Corp.
Statement of Financial Condition
(in thousands of dollars)
(unaduited)

                                                                                 At                  At
                                                                            September 30,         March 31,
                                                                                2002                2002
                                                                                ----                ----
ASSETS
Cash and cash equivalents
          Cash & amounts due from depository Institutions                        $     408          $     785
        Interest bearing deposits                                                   42,057              9,156
                                                                                 ---------          ---------
                 Total cash and cash equivalents                                    42,465              9,941
                                                                                 ---------          ---------

Investment securities held to maturity                                                1,028              1,032
Mortgage-backed securities held to maturity                                          21,591             15,758
Loans receivable, net                                                                96,558             92,856
Premises and equipment                                                                1,637              1,353
Federal Home Loan Bank of New York Stock                                                902                902
Interest receivable                                                                     736                698
Deferred income tax                                                                     351                305
Investment in real estate                                                                78                 78
Other assets                                                                          1,456              1,121
                                                                                  ---------          ---------
                 Total Assets                                                     $ 166,802          $ 124,044
                                                                                  =========          =========

LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities
       Deposits                                                                  $  153,407          $ 110,990
       Federal Home Loan Bank advances                                                1,600              2,000
       Advance payment by borrowers for taxes and insurance                             831                969
       Other liabilities                                                              1,517              1,296
                                                                                 ----------          ---------
               Total Liabilities                                                 $  157,355          $ 115,255
                                                                                 ----------          ---------

Commitments & Contingencies                                                               -                  -
Retained earnings
  Retained earnings-substantially restricted                                         9,447               8,789
                                                                                  ---------          ---------
             Total retained earnings                                                 9,447               8,789
                                                                                  ---------          ---------

             Total liabilities and retained earnings                             $ 166,802           $ 124,044
                                                                                 ==========          =========

See notes to financial statements.
                                       -1-

Atlantic Liberty Financial Corp.
Statement of Financial Condition
(in thousands of dollars)
(unaduited)



                                                                      Three Months Ended              Six Months Ended
                                                                        September 30,                   September 30,
                                                                 -------------------------       --------------------------
                                                                   2002              2001          2002              2001
                                                                   -----             -----         -----             ----
Interest and dividend income
    Loans                                                       $  1,774         $   1,682      $  3,516         $   3,307
    Mortgage backed securities                                       192               239           395               515
    Investments held to maturity                                      16                15            33                45
    Other interest-earning assets                                     50                72            92               146
                                                                --------          --------      --------          --------
                Total interest income                              2,032             2,008         4,036             4,013
                                                                --------          --------      --------          --------

Interest expense
     Deposits                                                        643             1,034         1,323             2,120
    Advances                                                          21                 8            44                 8
    Escrow                                                            2                 2             5                 5
                                                                --------          --------      --------          --------
                Total interest expense                              666             1,044         1,372             2,133
                                                                --------          --------      --------          --------
Net interest income                                               1,366               964         2,664             1,880
                                                                --------          --------      --------          --------
Provision for loan losses                                             0                 0             0                 0
                                                                --------          --------      --------          --------
Net interest income after provision for loan losses               1,366               964         2,664             1,880
                                                                --------          --------      --------          --------

Non-interest income
          Service fees                                               39                34           105                64
          Miscellaneous                                              23                23            58                60
                                                                --------          --------      --------          --------
                 Total non-interest income                           62                57           163               124
                                                                --------          --------      --------          --------

Non-interest expenses
           Salaries and employee benefits                            488               394           911               749
           Directors Compensation                                     37                60            78               122
           Net occupancy expenses                                     19                 9            24                28
          Equipment                                                  168                68           304               137
          Advertising                                                  9                14            16                24
          Federal Insurance Premium                                    5                 5             9                18
          Legal fees                                                   4                 5            20                55
          Miscellaneous                                              162               116           335               247
                                                                 --------          --------      --------          --------
                  Total non-interest expenses                        892               671         1,697             1,380
                                                                 --------          --------      --------          --------
Income before income taxes                                           536               350         1,130               624
Income tax expense                                                   225               151           472               262
                                                                 --------          --------      --------          --------

Net income                                                          $311              $199          $658              $362
                                                                 ========          ========      ========          ========

See notes to financial statements.

Atlantic Liberty Financial Corp.
Statement of Financial Condition
(in thousands of dollars)
(unaduited)


                                                                       Six Months Ended
Cash flows from operating activities                                     September 30,
                                                                      2002           2002
                                                                      ----           ----
Net income                                                        $    658       $    362
Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation                                                      65             60
      Net accretion of premiums,
        discounts and deferred loan fees                               (36)            13
      Deferred inocme taxes                                            (46)          (109)
     (Increase) decrease in interest receivable                        (38)            70
     (Increase) decrease in other assets                              (335)           557
      Increase in other liabilities                                    221            410
                                                                   -------       --------
                 Net cash provided by operating activities             489          1,363
                                                                   -------       --------

Cash flows from investing activities:
Purchases of Mortgage-backed securities held to maturity            (9,213)        (2,032)
Proceeds of maturities,calls and principal repayments on:
      Investment securities held to maturity                             0          2,937
      Mortgage-backed securities held to maturity                    3,381          4,525
       Net change in loans receivable                               (3,663)        (6,205)
       Additions to premises and equipment                            (349)           (30)
                                                                    -------       --------
                 Net cash (used in) investing activities            (9,844)          (805)
                                                                    -------       --------
Cash flows from financing activities:
      Increase in deposits                                          42,417            888
     (Decrease) in advance payments by borrowers
        for taxes and insurance                                       (138)          (105)
       (Decrease) increase on Federal Home Loan Bank advance          (400)         2,000
                                                                    -------       --------
        Net cash provided by investing activities                   41,879          2,783
                                                                    -------       --------

Net increase in cash and cash equivalents                          32,524           3,341
Cash and cash equivalents at beginning of period                    9,941           4,689
                                                                   -------       --------

Cash and cash equilvalents at end of period                        42,465         $ 8,030
                                                                   =======        ========

Supplemental disclosures of cash flow information Cash paid for:
          Interest                                               $  1,364         $ 2,133
                                                                  -------        --------
          Federal , state and city income taxes                  $    505             415
                                                                  -------        --------

 See notes to financial statements.

                        Atlantic Liberty Financial Corp.
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)

Note 1-  Basis of Presentation

     Atlantic Liberty Financial Corp. ("The Company") is a Delaware corporation that was formed on May 24, 2002 to serve as the holding company parent of Atlantic Liberty Savings, F.A. At September 30, 2002, the company had no assets, liabilities or results of operations. The Company began operations on October 22, 2002 following the completion of Atlantic Liberty Savings F.A.'s conversion from mutual to stock form.

     Accordingly, the accompanying financial statements represent the financial condition of Atlantic Liberty Savings, F.A. (the "Association") as of September 30, 2002 and March 31, 2002, and the results of operations for the three-month periods ended September 30, 2002 and 2001 and for the six-month periods ended September 30, 2002 and 2001.

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the Association's financial statements and notes thereto included in the Registration Statement filed with the Securities and Exchange Commission by the Company.

     Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending March 31, 2003. In the opinion of management of the Association, the accompanying unaudited interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented.

     The  results  of  operations  for  interim   periods  are  not  necessarily
indicative of the results to be expected for the full year.


Note 2-  Summary of Significant Accounting Policies

Nature of Operations

     At September 30, 2002, The Association was a federally chartered mutual savings association, which maintains insurance on deposit accounts with the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation. The Association is engaged in the business of retail banking with operations conducted through its main office and one branch located in Brooklyn, New York.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the amount of deferred taxes, which are more likely than not to be realized. Management believes that the allowance for loan losses is adequate and that all deferred taxes are more likely than not to be realized. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the Association's market area. The assessment of the amount of deferred tax assets more likely than not to be realized is based upon projected future taxable income, which is subject to continual revisions for updated information.

Note 3-  Adoption of Plan of  Conversion and Stock Issuance

     On April 17, 2002, the Board of Directors of the Association adopted a Plan of Conversion under which Atlantic Liberty Savings, F.A. converted from a federal mutual savings and loan association to a federal stock savings and loan association, and formed the Company. The Plan of Conversion ("Plan") was approved by the Office of Thrift Supervision (OTS) and by the Association's members at a Special Meeting of Members held on October 4, 2002.

     The accompanying statement of financial condition at September 30, 2002 includes $36.6 million of cash received for stock subscriptions in interest bearing deposits and a corresponding amount in deposits.

     On October 22, 2002 the Company sold 1,710,984 shares of common stock at $10 per share and received the proceeds of $17.1 million, exclusive of estimated conversion expenses of $900,000 and the purchase of shares to fund our employee stock ownership plan. Approximately 50% of the net proceeds were used by the Company to acquire all of the capital stock of the Association.

     At the time of conversion, the Association established a liquidation account in an amount equal to its total retained earnings as of March 31, 2002. The liquidation account is maintained by the association for the benefit of eligible account holders as of March 31, 2001 and supplemental eligible account holders as of June 30, 2002, who continue to maintain deposit accounts at the Association after the conversion. The Associaiton will maintain the liquidation
account  in  accordance  with  applicable  federal   regulations.

Note 3-  Adoption of Plan of  Conversion and Stock Issuance (cont'd)

     Conversion costs have been deferred and deducted from the proceeds of the shares sold in the conversion. At September 30, 2002 (unaudited), approximately $350,000 of conversion costs have been deferred.

Note 4-  Employee Stock Ownership Plan

     As part of the conversion transaction, the Association established an employee stock ownership plan (ESOP) for the benefit of eligible employees. The ESOP borrowed $1,368,790 from the Company and used those funds to acquire 136,879 shares of the Company's stock at $10 per share.

     Shares held by the ESOP are released to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Association's discretionary contributions to the ESOP and earnings on the ESOP's assets. Principal and interest payments are scheduled to occur over a ten-year period. However, in the event the Company's contributions exceed the minimum debt service requirements, additional principal payment will be made.

Note 5-  Earnings Per Share

     No earnings per share information is included since the conversion occurred subsequent to September 30, 2002, the latest date for which results of operations are included herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The company intends such forward-looking statements to be covered by the safe harbor provision for forward-looking statement contained in the Private Securities Reform Act of 1995 as amended and is including these statements for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operation and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provision; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statement, and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the company's filings with the Securities and Exchange Commission.

     The following discussion compares the financial condition of Atlantic Liberty Savings F.A. at September 30, 2002 to its financial condition at March 31, 2002 and the results of operations for the three-month and six-month periods ended September 30, 2002 to the same period in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


Comparison of Financial Condition at September 30, 2002 and  March 31, 2002

     Our total assets at September 30, 2002 were $166.8 million an increase of $42.8 million from the $124.0 million at March 31, 2002. The increase principally reflects $36.6 million in cash subscriptions received in connection with our stock offering which was completed in October, 2002. The increase also reflects growth in loans receivable and mortgage-backed securities funded by an increase in deposits and a decrease in cash and cash equivalents. Loans increased by $3.7 million or 4.0% to $96.6 million at September 30, 2002 from $92.9 million at March 31, 2002. Our increase in loans resulted principally from increased one-to-four family mortgage loan originations reflecting customers seeking to take advantage of low market interest rates. Mortgage-backed securities increased $5.8 million or 36.7% to $21.6 million at September 30, 2002 from $15.8 million at March 31, 2002 reflecting new purchases of $9.0 million partially offset by pre-payments and amortization of $3.2 million. Cash and cash equivalents, net of stock subscription proceeds decreased $4.0 million or 40.4% to $5.9 million at September 30, 2002 from $9.9 million at March 31, 2002 to provide funding for loan originations and purchase of mortgage-backed securities.

     Total deposits increased by $42.4 million or 38.2% to $153.4 million at September 30, 2002 from $111 million at March 31, 2002. The increase in deposits resulted primarily from $36.6 million in cash deposits received for the stock subscription and a $7 million increase in transaction and savings deposits reflecting customer preference for liquid deposit products, offset by a decrease of $1.2 million in our certificate of deposit accounts.

     Federal Home Loan Bank advances decreased $400,000 to $1.6 million at September 30, 2002 from $2.0 million at March 31, 2002, reflecting repayments of advances due.

     Equity increased $658,000 or 7.5% to $9.4 million at September 30, 2002 from $8.8 million at March 31, 2002, reflecting net income for the six months ended September 30, 2002.

Comparison of Results of Operations for the three-months ended September 30, 2002 and September 2001.

     General. Net income for the three months ended September 30, 2002 was $311,000 which was an increase of $112,000 or 56.3% from $199,000 for the three months ended September 30, 2001. The increase in net income was primarily due to increases of $402,000 in net interest income and $5,000 in non-interest income, which were partially offset by an increase of $221,000 in non-interest expense.

     Interest Income. Interest income increased by $24,000 during the comparative three months ended September 30, 2002 and 2001. The increase in interest income resulted primarily from an increase of $92,000 in interest received from loans offset by a $47,000 decrease in interest received on mortgage-backed securities and a $22,000 decrease in interest received on other interest-earning assets.

     Interest income from loans increased $92,000 or 5.5% to $1.8 million for the three months ended September 30, 2002 from $1.7 million for the three months ended September 30, 2001. The average balance of loans outstanding for the periods increased by $8.0 million to $95.8 million from $87.8 million. The average yield on loans declined 25 basis points to 7.41% for the three months ended September 30, 2002 from 7.66% for the three months ended September 30, 2001, reflecting a decrease in market interest rates generally.

     Interest income from mortgage-backed securities decreased $47,000 or 19.7% to $192,000 for the three months ended September 30, 2002 from $239,000 for the same period in 2001. The decrease was due to a 125 basis point decrease in the average yield partially offset by an increase in average mortgage-backed securities of $300,000 to $16.6 million for the three months ended at September 30, 2002 from $16.3 million for the three months ended September 30, 2001.

     Interest income on other interest earning assets decreased $22,000 or 30.6% to $50,000 for the three months ended September 30, 2002 from $72,000 for the same period in 2001. The decrease was due to a decrease in the rates paid on overnight deposits held at other financial institutions, which was partially offset by an increase in the average balance of other interest earning assets to $13.2 million from $8.7 million.

     Interest Expense. Total interest expense decreased by $378,000 or 36.2% to $666,000 for the three months ended September 30, 2002 from $1,044,000 for the three months ended September 30, 2001. The decrease in interest expense resulted primarily from a decrease in the average cost of our interest bearing liabilities to 2.23% from 3.89%, reflecting the decrease in market interest rates during the period partially offset by an increase in interest paid on FHLB advances.

     Interest expense on deposits decreased $391,000 or 37.8% to $643,000 for the three months ended September 30, 2002 from $1,034,000 for the three months ended September 30, 2001. The average balance of certificate of deposit accounts decreased $800,000 from $66.5 million for the three months ended September 30, 2001 to $65.7 million for the three months ended September 30, 2002, and the average cost on such accounts decreased from 4.98% to 3.07%. In addition, although the average balance of transaction and savings deposits increased $11.5 million or 28.6% to $51.7 million for the three months ended September 30, 2002 from $40.2 for the three months ended September 30, 2001, the average yield on such accounts declined 98 basis points to 1.06% from 2.04%.

     Interest expense on Federal Home Loan Bank advances was $21,000 for the three months ended September 30, 2002, an increase of $13,000 from the $8,000 recorded in the three months ended September 30, 2001. Average Federal Home Loan Bank advances increased to $1.9 million for the three months ended September 30, 2002, from $700,000 in the prior period.

     Net Interest Income. Net interest income increased $402,000 or 41.7% to $1,366,000 for the three months ended September 30, 2002 from $964,000 for the three months ended September 30, 2001. Our net interest spread increased 108bp to 4.19% for the three months ended September 30, 2002, from 3.11% for the comparable period in 2001, while our net interest margin increased 96 basis points to 4.32% from 3.36% .

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management made no provision for the three months ended September 30, 2002 and 2001.

     We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $444,000 or .46% of loans outstanding at September 30, 2002 as compared with $358,000 or .40% of loans outstanding at September 30, 2001. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2002 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

     Non-Interest Income. Non-interest income increased $5,000 to $62,000 for the three months ended September 30, 2002, as compared to $57,000 for the three months ended September 30, 2001. The increase was attributable to an increase in late charges on mortgages of $3,000 and a $2,000 increase in checking account fees.

     Non-Interest Expense. Non-interest expense for the three months ended September 30, 2002 was $892,000 compared to $671,000 for the three months ended September 30, 2001, an increase of $221,000 or 32.9%. The increase was primarily attributable to a $94,000 increase in salaries and employee benefits, $105,000 in expenses related to the conversion to a new data service provider which occurred in October 2002, and an increase of $46,000 in miscellaneous expenses partially offset by a $23,000 decrease in directors' compensation.

     Provision for Income taxes. The provision for income taxes increased to $225,000 for the three months ended September 30, 2002 from $151,000 for the three months ended September 30, 2001. The increase in the provision for income taxes is primarily due to our higher level of income before taxes of $536,000 for the three months ended September 30, 2002 compared with $350,000 in the prior period.

Comparison of Operating Results for the six-months ended September 30, 2002 and September 2001.

     General. Net income for the six months ended September 30, 2002 was $658,000 which was an increase of $296,000 or 81.8% from $362,000 for the six months ended September 30, 2001. The increase in net income was primarily due to increases of $784,000 in net interest income and $39,000 in non-interest income, which were partially offset by an increase of $317,000 in non-interest expense.

     Interest Income. Interest income increased by $23,000 during the comparative six months ended September 30, 2002 and 2001. The increase in interest income resulted primarily from an increase of $209,000 in interest received from loans offset by a $120,000 decrease in interest received on mortgage-backed securities ; a $12,000 decrease in interest on investments held to maturity, and a $54,000 decrease in interest received on other interest-earning assets.

     Interest income from loans increased $209,000 or 6.3% to $3.5 million for the six months ended September 30, 2002 from $3.3 million for the six months ended September 30, 2001. The average yield on loans declined 23 basis points to 7.44% for the six months ended September 30, 2002 from 7.67% for the six months ended September 30, 2001, reflecting a decrease in market interest rates generally. The effect of the decline was more than offset by a $8.3 million increase in the average balance of loans outstanding for the same period.

     Interest income from mortgage-backed securities decreased $120,000 or 23.3% to $395,000 for the six months ended September 30, 2002 from $515,000 for the same period in 2001. The decrease was due to a 118 basis point decrease in the average yield as well as a decrease in average mortgage-backed securities of $800,000 to $16.3 million for the three months ended September 30, 2002 from $17.1 million for the three months ended September 30, 2001.

     Interest income on investment securities decreased $12,000 or 26.7% to $33,000 for the six months ended September 30, 2002, from $45,000 for the six months ended September 30, 2001. An increase in the average yield of 143 basis points was more than offset by a decrease in the average balance of investment securities to $1.0 million from $1.8 million.

     Interest income on other interest earning assets decreased $54,000 or 37.0% to $92,000 for the six months ended September 30, 2002 from $146,000 for the same period in 2001. The decrease was due to a decrease in the rates paid on overnight deposits held at other financial institutions, which was partially offset by an increase in the average balance of other interest earning assets to $11.6 million from $7.9 million.

     Interest Expense. Total interest expense decreased by $761,000 or 35.7% to $1,372,000 for the six months ended September 30, 2002 from $2,133,000 for the six months ended September 30, 2001. The decrease in interest expense resulted primarily from a decrease in the average cost of our interest bearing liabilities to 2.37% from 4.04%, reflecting the decrease in market interest rates during the period partially offset by an increase in interest paid on FHLB advances.

     Interest expense on deposits decreased $797,000 or 37.6% to $1,323,000 for the six months ended September 30, 2002 from $2,120,000 for the six months ended September 30, 2001. The average balance of certificate of deposit accounts decreased $300,000 from $65.6 million for the six months ended September 30, 2001 to $65.3 million for the six months ended September 30, 2002, and the average cost on such accounts decreased from 5.14% to 3.19%. In addition, although the average balance of transaction and savings deposits increased $8.9 million or 22.8% to $48.0 million for the six months ended September 30, 2002 from $39.1 at September 30, 2001, the average yield on such accounts declined 104 basis points to 1.17% from 2.21%.

     Interest expense on Federal Home Loan Bank advances was $44,000 for the six months ended September 30, 2002, an increase of $36,000 from the $8,000 recorded in the six months ended September 30, 2001. Average Federal Home Loan Bank advances increased to $1.9 million for the six months ended September 30, 2002, from $344,000 in the prior period.

     Net Interest Income. Net interest income increased $784,000 or 41.7% to $2,664,000 for the six months ended September 30, 2002 from $1,880,000 for the six months ended September 30, 2001. Our net interest spread increased 111 basis points to 4.17% for the six months ended September 30, 2002, from 3.06% for the comparable period in 2001, while our net interest margin increased 93 basis points to 4.21% from 3.28% .

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management made no provision for the six months ended September 30, 2002 and 2001.

     We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $444,000 or .46% of loans outstanding at September 30, 2002 as compared with $358,000 or .40% of loans outstanding at September 30, 2001. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2002 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

     Non-Interest Income. Non-interest income increased $39,000 or 31.5% to $163,000 for the six months ended September 30, 2002, as compared to $124,000 for the six months ended September 30, 2001. The increase was attributable to an increase in loan prepayment penalty fees of $34,000; a $3,000 increase in late charges on mortgages; and a $2,000 increase in checking account fees.

     Non-Interest Expense. Non-interest expense for the six months ended September 30, 2002 was $1,697,000 compared to $1,380,000 for the six months ended September 30, 2001, an increase of $317,000 or 23.0%. The increase was primarily attributable to a $162,000 increase in salaries and employee benefits, $173,000 in expenses related to the conversion to a new data service provider, which occurred in October and an increase in other miscellaneous expenses of $88,000 partially offset by decreases of $44,000 in Directors Compensation and $35,000 in legal fees.

     Provision for Income taxes. The provision for income taxes for the six months ended September 30, 2002 increased to $472,000 from $262,000 for the six months ended September 30, 2001. The increase in the provision for income taxes is primarily due to our higher level of income before taxes of $1,130,000 for the six months ended September 30, 2002 compared with $624,000 in the prior period.

Liquidity and Capital Resources

         Liquidity. The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Association invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2002, cash and cash equivalents totaled $42.5 million. At September 30, 2002, the Association had commitments to funds loans of $12 million. At September 30, 2002, certificates of deposit represented 55.7% of total deposits. The Association expects to retain these deposit accounts. In addition, the Association could borrow up to $18 million from the Federal Home Loan Bank without providing additional collateral. The Association considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

     Capital Resources. The Association is subject to various regulatory capital requirements administered by federal regulatory agencies. The following table summarizes the Association's regulatory capital requirements versus actual capital as of September 30, 2002:


                                         ACTUAL                      REQUIRED                  EXCESS
                                    AMOUNT        %            AMOUNT         %           AMOUNT          %
                                    ------       ---           ------        ---          ------         ---
                                                   (Dollars in thousands)
Core capital
   (to adjusted total assets)       $  9.4       5.6%          $  6.7         4.0%       $   2.7         1.6%

Risk-based capital
    To (risk-weighted assets)       $  9.8      13.1%          $  5.4         8.0%        $   4.4         5.1%


ITEM 3.  QUANTITATIVE AND QUALITATIVE MARKET RISK

Management of Market Risk

     General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing the risk consistent with the guidelines approved by the board of directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management operating under a policy adopted by the board of directors, meets as needed to review our asset/liability policies and interest rate risk position. We have sought to manage our interest rate risk by more closely matching the maturities of our interest rate sensitive assets and liabilities. In particular, we offer one, three, and five year adjustable rate mortgage loans, a loan product that has a fixed rate of interest for seven years and which adjusts annually thereafter, and three and five year balloon loans. We also invest in mortgage-backed securities which reprice within one and three years. We do not solicit high-rate jumbo certificates of deposit or brokered funds.

     Net Portfolio Value. In past years, many savings associations have measured interest rate sensitivity by computing the "gap" between the assets and liabilities which are expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the Office of Thrift Supervision. However, the Office of Thrift Supervision now requires the computation of amounts by which the net present value of an institution's cash flow from assets, liabilities and off balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. The Office of
Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current low level of market interest rates, we did not receive a NPV calculation for an interest rate decrease of greater than 100 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

     The table below sets forth, as of June 30, 2002, the latest date for which the Office of thrift supervision has provided Atlantic Liberty Savings, F.A. an interest rate sensitivity report of net portfolio value, the estimated changes in our net portfolio value that would result form the designated instantaneous changes in the United States Treasury yield curve.


                                                                       Net Portfolio Value as a %of Present
                                                                                  Value of
                  Net Portfolio Value                                        Assets/Liabilities
Change in
Interest Rates    Estimated         Amount of
(basis points)    NPV               Change         Percent             NPV Ratio         Change
--------------    ---------        ---------       -------             ---------         -----------------
                             (Dollars in Thousands)

+300              $11,448           $(4,959)        (30)%                9.05%           (329) basis points
+200               13,272            (3,136)        (19)                10.30            (203) basis points
+100               14,981            (1,427)        ( 9)                11.43            ( 90) basis points
   0               16,408                 -           -                 12.33               -  basis points
-100               17,044               636           +4                12.69             +36  basis points


     The table above indicates that at June 30, 2002, in the event of a 100 basis point decrease in interest rates, we would experience a 4% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 19% decrease in net portfolio value.

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

ITEM 4.  CONTROLS AND PROCEDURES

            (a) Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

            (b) Changes in internal controls.

     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2002 , we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS.

                  None

ITEM 5.  OTHER INFORMATION

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  None

                                   SIGNATURES

     Pursuant to the requirement of the securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Atlantic Liberty Financial Corp.

Date:    November 13, 2002                 /s/Barry M. Donohue
                                           -------------------------------------
                                           Barry M. Donohue
                                           President and Chief Executive Officer



Date:    November 13, 2002                  /s/William M. Gilfillan
                                            ------------------------------------
                                             William M. Gilfillan
                                             Chief Financial Officer
                                              and Corporate Secretary

                        Certification of Chief Executive
                                     Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Barry M. Donohue, President and Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of September 30, 2002;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002                          /s/ Barry M. Donohue
Date                                       -------------------------------------
                                           Barry M. Donohue
                                           President and Chief Executive Officer
                                      -18-

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


     I, William M. Gilfillan , Executive Vice President and Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of September 30, 2002;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5 The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002                                /s/William M. Gilfillan
                                                 -------------------------------
Date                                             William M. Gilfillan
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                                                    Exhibit 99.1


                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



     Barry M. Donohue , President and Chief Executive Officer, and William M. Gilfillan, Executive Vice President and Chief Financial Officer of Atlantic Liberty (the "Company"), each certify in his/her capacity as an officer of the Company that he/she has reviewed the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2002 and that to the best of his/her knowledge:

     1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

     1. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.





November 13, 2002                          /s/Barry M. Donohue
Date                                       -------------------------------------
                                           Barry M. Donohue
                                           President and Chief Executive Officer


November 13, 2002                           /s/William M. Gilfillan
Date                                        ------------------------------------
                                            William M. Gilfillan
                                            Executive Vice President and
                                            Chief Financial Officer