Form 10QSB
period 2002-12-31
ATLANTIC LIBERTY FINANCIAL CORP
filed 2003-02-11
CIK 1172095

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2002
                        Commission file number 000-49967


                        ATLANTIC LIBERTY FINANCIAL CORP.

        Delaware                                               16-1615014


                  186 Montague Street, Brooklyn, New York 12201


                                 (718) 855-3555

Check whether the issuer: (1); filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

As of December 31, 2002, the Registrant had outstanding 1,710,984 shares of common stock.

Transitional Small Business Disclosure format        Yes [X]  No [ ]

                        ATLANTIC LIBERTY FINANCIAL CORP.


                          Form 10-QSB Quarterly Report


                                      Index

                                                                            Page
                                                                            ----
PART I - Financial Information

         Item 1.  Financial Statements                                       1-7

         Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         8-17

         Item 3.  Controls and Procedures                                     17


PART II - Other Information

         Item 1.      Legal Proceedings                                       18

         Item 2.      Changes in Securities                                   18

         Item 3.      Defaults Upon Senior Securities                         18

         Item 4.      Submission of Matters to a Vote of Security Holders     18

         Item 5.      Other Information                                       18

         Item 6.      Exhibits and Reports on Form 8-K                        18


SIGNATURES                                                                    19

ITEM 1. FINANCIAL STATEMENTS

ATLANTIC LIBERTY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

                                                                            At                    At
                                                                        December 31,           March 31,
                                                                           2002                  2002
                                                                         --------              --------
ASSETS
Cash and cash equivalents
   Cash and amounts due from depository Institutions                     $  1,921              $    785
   Interest bearing deposits                                                6,241                 9,156
                                                                         --------              --------
      Total cash and cash equivalents                                       8,162                 9,941
                                                                         --------              --------
Investment securities held to maturity                                      1,027                 1,032
Mortgage-backed securities held to maturity                                24,600                15,758
Loans receivable, net                                                     100,890                92,856
Premises and equipment                                                      1,623                 1,353
Federal Home Loan Bank of New York Stock                                      902                   902
Interest receivable                                                           776                   698
Deferred income tax                                                           351                   305
Investment in real estate                                                      78                    78
Other assets                                                                2,969                 1,121
                                                                         --------              --------
      Total Assets                                                       $141,378              $124,044
                                                                         ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                                              $111,061              $110,990
   Federal Home Loan Bank of New York advances                              1,600                 2,000
   Advance payments by borrowers for taxes and insurance                    1,124                   969
   Other liabilities                                                        2,879                 1,296
                                                                         --------              --------
      Total Liabilities                                                   116,664               115,255

Commitments & Contingencies                                                     -                     -

Stockholders' equity                                                                                  -
   Preferred Stock $.10 par value,  500,000 shares authorized                   -                     -
   Common Stock $.10 par value, 6,000,000 shares authorized
   1,710,984 Shares Issued                                                    171                     -
   Paid in Capital                                                         16,086                     -
   Unearned ESOP Shares                                                    (1,232)                    -
   Retained Earnings-substantially restricted                               9,689                 8,789
                                                                         --------              --------
      Total Stockholders' Equity                                           24,714                 8,789
                                                                         --------              --------
      Total liabilities and Stockholders' Equity                         $141,378              $124,044
                                                                         ========              ========

                See notes to consolidated financial statements.
                                       -1-

ATLANTIC LIBERTY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                               Three Months                      Nine Months
                                                             Ended December 31,               Ended December 31,
                                                             ------------------               ------------------
                                                          2002                2001           2002            2001
                                                          ----                ----           ----            ----
Interest income
   Loans                                               $    1,811         $    1,703      $    5,327      $    5,010
   Mortgage backed securities                                 203                217             598             732
   Investments held to maturity                                16                 16              49              61
   Other interest-earning assets                               86                 45             178             191
                                                               --                 --             ---             ---
         Total interest income                              2,116              1,981           6,152           5,994
                                                            -----              -----           -----           -----

Interest expense
   Deposits                                                   588                903           1,911           3,023
   Advances                                                    19                 22              63              30
   Escrow                                                       3                  3               8               8
                                                                -                  -               -               -
         Total interest expense                               610                928           1,982           3,061
                                                              ---                ---           -----           -----

Net interest income                                         1,506              1,053           4,170           2,933
Provision for loan losses                                      40                 (8)             40              (8)
                                                               --                 --              --              --

Net interest income after provision for loan losses         1,466              1,061           4,130           2,941
                                                            -----              -----           -----           -----

Non-interest income
      Service fees                                             49                 50             154             114
      Miscellaneous                                            28                 21              86              81
                                                               --                 --              --              --
         Total non-interest income                             77                 71             240             195
                                                               --                 --             ---             ---

Non-interest expenses
      Salaries and employee benefits                          488                383           1,399           1,132
      ESOP Expense                                            184                  0             184               0
      Directors Compensation                                   40                 58             118             180
      Net occupancy expenses                                   37                  8              61              36
      Equipment                                               153                 67             457             204
      Advertising                                              10                 16              26              40
      Federal Insurance Premium                                 5                  5              14              23
      Legal fees                                               15                 11              35              66
      Miscellaneous                                           160                139             495             386
                                                              ---                ---             ---             ---
         Total non-interest expenses                        1,092                687           2,789           2,067
                                                            -----                ---           -----           -----

Income before income taxes                                    451                445           1,581           1,069
Income tax expense                                            209                189             681             451
                                                              ---                ---             ---             ---

Net income                                                   $242               $256            $900            $618
                                                             ====               ====            ====            ====

Earnings per share
          Basic and diluted                            $     0.15                n/a             n/a             n/a
          Weighted average shares                       1,574,301                n/a             n/a             n/a

                 See notes to consolidated financial statements.
                                       -2-

ATLANTIC LIBERTY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)


                                                                                         NINE MONTHS ENDED
                                                                                            DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                                   2002             2001
------------------------------------                                                ------------     -----------

Net income                                                                          $        900     $       618
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                                                              100              89
   Provision for loan losses                                                                  40              --
   Net accretion of premiums,
     discounts and deferred loan fees                                                        (54)            (42)
   Deferred inocme taxes                                                                     (47)           (109)
   ESOP compensation expense                                                                 184              --
  (Increase) decrease in interest receivable                                                 (78)             87
  (Increase) decrease in other assets                                                     (1,848)            578
   Increase in other liabilities                                                           1,583             253
                                                                                    ------------     -----------
         Net cash provided by operating activities                                           780           1,474
                                                                                    ------------     -----------

Cash flows from investing activities:
Purchases of Mortgage-backed securities held to maturity                                 (14,323)         (2,032)
Purchases of Invesment Securities held to maturity                                            --          (1,036)
Proceeds of maturities,calls and principal repayments on:
   Investment securities held to maturity                                                      0           4,000
   Mortgage-backed securities held to maturity                                             5,483           6,469
   Net change in loans receivable                                                         (8,016)         (7,953)
   Additions to premises and equipment                                                      (370)            (34)
                                                                                    ------------     -----------
         Net cash (used in) investing activities                                         (17,226)           (586)
                                                                                    ------------     -----------

Cash flows from financing activities:
   Increase in deposits                                                                       71           2,394
   Increase in advance payments
      by borrowers for taxes and insurance                                                   155             101
  (Decrease) increase on Federal Home Loan Bank of New York advances                        (400)          2,000
   Net proceeds from stock conversion                                                     14,841              --
                                                                                    ------------     -----------
         Net cash provided by investing activities                                        14,667           4,495
                                                                                    ------------     -----------

Net (decrease)  increase in cash and cash equivalents                                     (1,779)          5,383
Cash and cash equivalents at beginning of period                                           9,941           4,689
                                                                                    ------------     -----------

Cash and cash equilvalents at end of period                                         $      8,162     $    10,072
                                                                                    ============     ===========

Supplemental disclosures of cash flow information
   Cash paid for:
     Interest                                                                       $      1,976     $     3,062
                                                                                    ------------     -----------
      Federal, state and city income taxes                                          $        855     $       677
                                                                                    ------------     -----------

                 See notes to consolidated financial statements.

ATLANTIC LIBERTY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)


                                                                               Unearned
                                                         Common    Paid-in        ESOP      Retained
                                                         Stock     Capital       Shares     Earnings      Total
                                                         ------    --------     --------    --------     --------
Balance at March 31, 2002                                    --          --           --     $ 8,789     $ 8,789

Issuance of common stock, net of issuance costs             171      16,039       (1,369)         --       14,841
ESOP shares earned                                           --          47          137          --          184
Net income                                                   --          --           --         900          900
                                                         ------    --------     --------     -------     --------
Balance at December 31, 2002                             $  171    $ 16,086     $ (1,232)    $ 9,689     $ 24,714
                                                         ======    ========     ========     =======     ========




















                 See notes to consolidated financial statements.
                                       -4-

                        ATLANTIC LIBERTY FINANCIAL CORP.
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)

NOTE 1-    BASIS OF PRESENTATION
--------------------------------

Principles of Consolidation:
The accompanying Consolidated Interim financial Statements include the accounts of Atlantic Liberty Financial Corp. ("The Company") and its wholly owned subsidiary Atlantic Liberty Savings, F.A. ("The Association"). All significant inter-company balances and transactions have been eliminated. The Company began operations on October 22, 2002 following the completion of Atlantic Liberty Savings F.A.'s conversion from mutual to stock form.

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the Association's audited financial statements and notes thereto included in the Registration Statement filed with the Securities and Exchange Commission by the Company.

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending March 31, 2003. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------

Nature of Operations
--------------------

The Association is a federally chartered stock savings and loan association, which maintains insurance on deposit accounts with the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation. The Association is engaged in the business of retail banking with operations conducted through its main office and one branch, both of which are located in Brooklyn, New York.

-------------------------------------------------------------

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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

NOTE 3-    ADOPTION OF PLAN OF  CONVERSION AND STOCK ISSUANCE
-------------------------------------------------------------

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

On October 22, 2002 the Company sold 1,710,984 shares of common stock at $10 per share and received net proceeds of $14.8 million, exclusive of conversion expenses of $900,000 and $1.4 million to fund the purchase of shares for our employee stock ownership plan. Approximately 50% of the net proceeds were used by the Company to acquire all of the capital stock of the Association.

At the time of conversion, the Association established a liquidation account in an amount equal to its total retained earnings as of March 31, 2002. The liquidation account is maintained by the association for the benefit of eligible account holders as of March 31, 2001 and supplemental eligible account holders as of June 30, 2002 who continue to maintain deposit accounts at the Association after the conversion. The Association will maintain the liquidation account in accordance with applicable federal regulations.

NOTE 4-    EMPLOYEE STOCK OWNERSHIP PLAN
----------------------------------------

As part of the conversion transaction, the Association established an employee stock ownership plan (ESOP) for the benefit of eligible employees. The ESOP borrowed $1,368,790 from the Company and used those funds to acquire 136,879 shares of the Company's stock at $10 per share.

Shares held by the ESOP are released to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Association's discretionary contributions to the ESOP and earnings on the ESOP's assets. Principal and interest payments are scheduled to occur over a ten-year period. However, in the event the Company's contributions exceed the minimum debt service requirements, additional principal payment will be made. The first such principal and interest payment took place on December 31, 2002 thereby releasing 13,688 to eligible employees.

NOTE 5-    EARNINGS PER SHARE
-----------------------------

Amounts reported as earnings per share of common stock reflect earnings available to stockholders for the period divided by the weighted average number of common shares outstanding during the period. Earnings per share is calculated beginning with the date of reorganization and, therefore, no earnings per share is reported for periods prior to the reorganization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The company intends such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Reform Act of 1995 as amended and is including these statements for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operation and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provision; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company's market area; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the company's filings with the Securities and Exchange Commission.

The following discussion compares the consolidated financial condition of Atlantic Liberty Financial Corp. at December 31, 2002 to the Association's financial condition at March 31, 2002 and the consolidated results of operations for the three-month and nine-month periods ended December 31, 2002 to the same periods in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND MARCH 31, 2002

     Our total assets at December 31, 2002 were $141.4 million an increase of $17.4 million from the $124.0 million at March 31, 2002. The increase reflects growth in loans receivable and mortgage-backed securities as well as our investment in Bank Owned Life Insurance primarily funded by the investment of the net proceeds provided by our stock offering in October 2002 and a decrease in cash and cash equivalents. Loans increased by $8.0 million or 8.6% to $100.9 million at December 31, 2002 from $92.9 million at March 31, 2002. Our increase in loans resulted principally from increased one-to-four family mortgage loan originations reflecting customers seeking to take advantage of low market interest rates as well as increased new originations of commercial real estate loans. Mortgage-backed securities increased $8.8 million or 55.7% to $24.6 million at December 31, 2002 from $15.8 million at March 31, 2002 reflecting new purchases of $14.3 million partially offset by pre-payments and amortization of $5.5 million. Other assets includes a $2.0 million investment in Bank Owned Life Insurance at December 31, 2002. There was no similar investment at March 31, 2002. Cash and cash equivalents decreased $1.7 million or 17.2% to $8.2 million at December 31, 2002 from $9.9 million at March 31, 2002 to provide funding for loan originations, purchase of mortgage-backed securities and the BOLI investment.

     Total deposits of $111.1 million were relatively unchanged at December 31, 2002 from $111.0 million at March 31, 2002.

     Federal Home Loan Bank of New York advances decreased $400,000 to $1.6 million at December 31, 2002 from $2.0 million at March 31, 2002, reflecting repayments of advances due.

     Equity increased $15.9 million or 180.7% to $24.7 million at December 31, 2002 from $8.8 million at March 31, 2002. The increase is primarily the result of the stock conversion in October 2002 in which the company received $17.1 million in stock proceeds reduced by conversion expenses of $900,000 and $1.4 million used to purchase shares to fund our employee stock ownership plan. Equity at December 31, 2002 also includes net income for the nine months ended December 31, 2002 of $900,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001.

     GENERAL. Net income for the three months ended December 31, 2002 was $242,000 which was a decrease of $14,000 or 5.5% from $256,000 for the three months ended December 31, 2001. The decrease in net income was primarily due to an increase of $405,000 in non-interest expense, a $48,000 net change in the provision for loan losses and a $20,000 increase in income tax expense; partially offset by increases of $453,000 in net interest income and $6,000 in non-interest income.

     INTEREST INCOME. Interest income increased by $135,000 during the comparative three months ended December 31, 2002 and 2001. The increase in interest income resulted primarily from an increase of $108,000 in interest received from loans and an increase in interest received on other interest earnings assets of $41,000 partially offset by a $14,000 decrease in interest received on mortgage-backed securities.

     Interest income from loans increased $108,000 or 6.3% to $1.8 million for the three months ended December 31, 2002 from $1.7 million for the three months ended December 31, 2001. The average balance of loans outstanding for the periods increased by $8.5 million to $98.8 million from $90.3 million. The average yield on loans declined 21 basis points to 7.33% for the three months ended December 31, 2002 from 7.54% for the three months ended December 31, 2001, reflecting a decrease in market interest rates generally.

     Interest income on other interest earning assets increased $41,000 or 91.1% to $86,000 for the three months ended December 31, 2002 from $45,000 for the same period in 2001. The increase was due to a increase in the average balance of other interest earning assets to $21.5 million from $9.1 million partially offset by an decrease in the rates paid on overnight deposits held at other financial institutions. The increase in the average balance of other interest earning assets reflects the temporary use of cash subscriptions received in connection with our stock offering.

     Interest income from mortgage-backed securities decreased $14,000 or 6.5% to $203,000 for the three months ended December 31, 2002 from $217,000 for the same period in 2001. The decrease was due to a 181 basis point decrease in the average yield partially offset by an increase in average mortgage-backed securities of $6.1 million to $21.7 million for the three months ended December 31, 2002 from $15.6 million for the three months ended December 31, 2001.

           INTEREST EXPENSE. Total interest expense decreased by $318,000 or 34.3% to $610,000 for the three months ended December 31, 2002 from $928,000 for the three months ended December 31, 2001. The decrease in interest expense resulted primarily from a decrease in the average cost of our interest bearing liabilities to 1.97% from 3.42%, reflecting the decrease in market interest rates during the period partially offset by an increase in average total interest bearing liabilities of $15.3 million to $124.0 million from 108.7 million.

     Interest expense on deposits decreased $315,000 or 34.9% to $588,000 for the three months ended December 31, 2002 from $903,000 for the three months ended December 31, 2001. The average balance of certificate of deposit accounts decreased $5.6 million from $66.9 million for the three months ended December 31, 2001 to $61.3 million for the three months ended December 31, 2002, and the average cost on such accounts decreased from 4.38% to 2.81%. In addition, although the average balance of transaction and savings deposits increased $21.4 million or 55.2% to $60.2 million for the three months ended December 31, 2002 from $38.8 million for the three months ended December 31, 2001, the average cost on such accounts declined 70 basis points to 1.05% from 1.75%. The increase in the average balance of transaction and savings deposits primarily reflects the temporary deposits resulting from cash subscriptions received in connection with our stock offering.

     Interest expense on Federal Home Loan Bank of New York advances was $19,000 for the three months ended December 31, 2002, a decrease of $3,000 from the $22,000 recorded in the three months ended December 31, 2001. Average Federal Home Loan Bank of New York advances decreased to $1.6 million for the three months ended December 31, 2002, from $2.0 million in the prior period.

     NET INTEREST INCOME. Net interest income increased $453,000 or 43.0% to $1,506,000 for the three months ended December 31, 2002 from $1,053,000 for the three months ended December 31, 2001. Our net interest spread increased 54bp to 3.95% for the three months ended December 31, 2002, from 3.41% for the comparable period in 2001, while our net interest margin increased 58 basis points to 4.21% from 3.63% .

     PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management made a provision of $40,000 for the three months ended December 31, 2002 and recognized an $8,000 recovery for the three months ended December 31, 2001.

     We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $484,000 or .48% of loans outstanding at December 31, 2002 as compared with $358,000 or .39% of loans outstanding at December 31, 2001. The allowance for loan losses represented 386.5% of non-performing loans at December 31, 2002 and 67.9% of non-performing loans at December 31, 2001. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically will review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2002 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

     NON-INTEREST INCOME. Non-interest income increased $6,000 to $77,000 for the three months ended December 31, 2002, as compared to $71,000 for the three months ended December 31, 2001. The increase was attributable to increases in income from safe deposit box rentals of $4,000 and miscellaneous operating income of $2,000.

     NON-INTEREST EXPENSE. Non-interest expense for the three months ended December 31, 2002 was $1,092,000 compared to $687,000 for the three months ended December 31, 2001, an increase of $405,000 or 59.0%. The increase was primarily attributable to a $105,000 increase in salaries and employee benefits, $72,000 in expenses related to the conversion to a new data service provider which occurred in October 2002, an increase of $29,000 in occupancy expenses, $184,000 in ESOP expenses related to the release of 13,688 shares to eligible employees and an increase of $21,000 in miscellaneous expenses partially offset by a $18,000 decrease in directors' compensation.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased to $209,000 for the three months ended December 31, 2002 from $189,000 for the three months ended December 31, 2001. The increase in the provision for income taxes is primarily due to an increase in the effective tax rate to 46.4% for the three months ending December 31, 2002 from 42.5% in the prior period caused principally by the non- deductibility for income tax purposes of the excess of market value on the release date over purchase price of the ESOP shares.

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 2001.

     GENERAL. Net income for the nine months ended December 31, 2002 was $900,000 which was an increase of $282,000 or 45.6% from $618,000 for the nine months ended December 31, 2001. The increase in net income was primarily due to increases of $1.2 million in net interest income and $45,000 in non-interest income, which were partially offset by an increase of $722,000 in non-interest expense and a $48,000 net change in the provision for loan losses.

     INTEREST INCOME. Interest income increased by $158,000 during the comparative nine months ended December 31, 2002 and 2001. The increase in interest income resulted primarily from an increase of $317,000 in interest received from loans offset by a $134,000 decrease in interest received on mortgage-backed securities, a $12,000 decrease in interest on investments held to maturity, and a $13,000 decrease in interest received on other interest-earning assets.

     Interest income from loans increased $317,000 or 6.3% to $5.3 million for the nine months ended December 31, 2002 from $5.0 million for the nine months ended December 31, 2001. The average yield on loans declined 23 basis points to 7.40% for the nine months ended December 31, 2002 from 7.63% for the nine months ended December 31, 2001, reflecting a decrease in market interest rates generally. The effect of the decline was more than offset by a $8.5 million increase in the average balance of loans outstanding for the same period.

     Interest income from mortgage-backed securities decreased $134,000 or 18.3% to $598,000 for the nine months ended December 31, 2002 from $732,000 for the same period in 2001. The decrease was due to a 148 basis point decrease in the average yield partially offset by an increase in mortgage-backed securities of $1.5 million to $18.1 million for the nine months ended December 31, 2002 from $16.6 million for the nine months ended December 31, 2001.

     Interest income on investment securities decreased $12,000 or 19.7% to $49,000 for the nine months ended December 31, 2002, from $61,000 for the nine months ended December 31, 2001.The decrease in interest income on investment securities was due to a decrease in the average balance of investment securities to $1.0 million from $1.3 million partially offset by an increase of 6 basis points in the average yield.

     Interest income on other interest earning assets decreased $13,000 or 6.8% to $178,000 for the nine months ended December 31, 2002 from $191,000 for the same period in 2001. The decrease was due to a decrease in the rates paid on overnight deposits held at other financial institutions, which was partially offset by an increase in the average balance of other interest earning assets to $14.8 million from $8.0 million.

     INTEREST EXPENSE. Total interest expense decreased by $1.1 or 35.5% to $2.0 million for the nine months ended December 31, 2002 from $3.1 million for the nine months ended December 31, 2001. The decrease in interest expense resulted primarily from a decrease in the average cost of our interest bearing liabilities to 2.24% from 3.85%, reflecting the decrease in market interest rates during the period partially offset by an increase in interest paid on Federal Home Loan Bank of New York advances.

     Interest expense on deposits decreased $1.1million or 36.7% to $1.9 million for the nine months ended December 31, 2002 from $3.0 million for the nine months ended December 31, 2001. The average balance of certificate of deposit accounts decreased $2.2 million from $66.1 million for the nine months ended December 31, 2001 to $63.9 million for the nine months ended December 31, 2002, and the average cost on such accounts decreased to 3.07% from 4.88%. In addition, although the average balance of transaction and savings deposits increased $13.1 million or 34.3% to $51.3 million for the nine months ended December 31, 2002 from $38.2 at December 31, 2001, the average cost on such accounts declined 98 basis points to 1.14% from 2.12%.

     Interest expense on Federal Home Loan Bank of New York advances was $63,000 for the nine months ended December 31, 2002, an increase of $33,000 from the $30,000 recorded in the nine months ended December 31, 2001. Average Federal Home Loan Bank of New York advances increased to $1.8 million for the nine months ended December 31, 2002, from $894,000 during the prior period.

     NET INTEREST INCOME. Net interest income increased $1.2 million or 41.4% to $4.2 million for the nine months ended December 31, 2002 from $2.9 million for the nine months ended December 31, 2001. Our net interest spread increased 87 basis points to 4.07% for the nine months ended December 31, 2002, from 3.20% for the comparable period in 2001, while our net interest margin increased 83 basis points to 4.28% from 3.45% .

     PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management made a provision of $40,000 for the nine months ended December 31, 2002 and recognized an $8,000 recovery for the nine months ended December 31, 2001.

     We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $484,000 or .48% of loans outstanding at December 31, 2002 as compared with $358,000 or .39% of loans outstanding at December 31, 2001. The allowance for loan losses represented 386.5% of non-performing loans at December 31, 2002 and 67.9% of non-performing loans at December 31, 2001. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2002 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

     NON-INTEREST INCOME. Non-interest income increased $45,000 or 23.1% to $240,000 for the nine months ended December 31, 2002, as compared to $195,000 for the nine months ended December 31, 2001. The increase was primarily attributed to an increase in loan prepayment penalty fees of $20,000; a $10,000 increase in late charges on mortgages; and a $12,000 increase in checking account fees.

     NON-INTEREST EXPENSE. Non-interest expense for the nine months ended December 31, 2002 was $2.8 million compared to $2.1 million for the nine months ended December 31, 2001, an increase of $722,000 or 34.9%. The increase was primarily attributable to a $267,000 increase in salaries and employee benefits, $245,000 in expenses related to the conversion to a new data service provider, which occurred in October, an increase of $25,000 in net occupancy expenses, $184,000 in ESOP expenses related to the release of 13,688 shares of stock to eligible employees, and an increase in other miscellaneous expenses of $109,000 partially offset by decreases of $62,000 in Directors Compensation and $31,000 in legal fees.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended December 31, 2002 increased to $681,000 from $451,000 for the nine months ended December 31, 2001. The increase in the provision for income taxes is primarily due to our higher level of income before taxes of $1.6 million for the nine months ended December 31, 2002 compared with $1.1 million in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Association invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At December 31, 2002, cash and cash equivalents totaled $8.2 million. At December 31, 2002, the Association had commitments to funds loans of $11.5 million. At December 31, 2002, certificates of deposit represented 54.7% of total deposits. The Association expects to retain these deposit accounts. In addition, the Association could borrow up to $16.4 million from the Federal Home Loan Bank of New York without providing additional collateral. The Association considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

     CAPITAL RESOURCES. The Association is subject to various regulatory capital requirements administered by federal regulatory agencies. The following table summarizes the Association's regulatory capital requirements versus actual capital as of December 31, 2002:

                                          ACTUAL                REQUIRED              EXCESS
                                    -----------------       ----------------     ----------------
(Dollars in thousands)               AMOUNT       %          AMOUNT      %        AMOUNT      %
                                    --------    -----       --------   -----     -------    -----
Core capital
 (to adjusted total assets)         $  16.6     11.8%       $  5.7      4.0%     $  10.9     7.8%

Risk-based capital
 To (risk-weighted assets)          $  17.0     22.7%       $  6.0      8.0%     $  13.0    14.7%

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

     The table below sets forth, as of September 30, 2002, the latest date for which the Office of Thrift Supervision has provided Atlantic Liberty Savings, F.A. an interest rate sensitivity report of net portfolio value, the estimated changes in our net portfolio value that would result form the designated instantaneous changes in the United States Treasury yield curve.


                                                                 Net Portfolio Value as a %of Present
                                                                             Value of
                  Net Portfolio Value                                   Assets/Liabilities
--------------------------------------------------------        --------------------------------------
Change in
Interest Rates    Estimated       Amount of
(basis points)    NPV               Change       Percent         NPV Ratio          Change
--------------    ---------       ---------      -------         ---------          -------------------
                   (Dollars in Thousands)

+300              $13,447          $(3,561)        (21)%           7.88%            (179) basis points
+200               15,102           (1,906)        (11)            8.74              (93) basis points
+100               16,390             (618)         (4)            9.39              (28) basis points
   0               17,008                -           -             9.67                -  basis points
-100               17,268              260          +2             9.77               +9  basis points

     The table above indicates that at September 30, 2002, in the event of a 100 basis point decrease in interest rates, we would experience a 2% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 11% decrease in net portfolio value.

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

ITEM 3. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2002, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.


ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         Exhibit 99.1 Sarbanes-Oxley Certifications pursuant to Section 906.

                                   SIGNATURES


Pursuant to the requirement of the securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Atlantic Liberty Financial Corp.

Date: February 11, 2002                   /s/ Barry M. Donohue
                                          --------------------------------------
                                          Barry M. Donohue
                                          President and Chief Executive Officer


Date: February 11, 2002                   /s/ William M. Gilfillan
                                          --------------------------------------
                                          William M. Gilfillan
                                          Chief Financial Officer and Corporate
                                          Secretary