Form 10KSB
period 2003-03-31
ATLANTIC LIBERTY FINANCIAL CORP
filed 2003-06-27
CIK 1172095

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED MARCH 31, 2003
                                                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________________ to _________________

                        COMMISSION FILE NUMBER: 000-49967

                        ATLANTIC LIBERTY FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                            16-1615014
--------------------------------                         -----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


186 MONTAGUE STREET, BROOKLYN, NEW YORK                           11201
---------------------------------------                           -----
(Address of Principal Executive Offices)                        (Zip Code)

                                 (718) 855-3555
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
requirements for the past 90 days. YES   X   NO
                                        ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year...............$1,187,000

     As of June 13, 2003, there were 1,710,984 shares issued and outstanding of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on June 13, 2003 ($19.05) was $28,128,544.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Proxy Statement for the 2003 Annual Meeting of Stockholders (Parts I and
     III).
2. Annual Report to Shareholders for the fiscal year ended March 31, 2003 (Parts II and IV).

                                     PART I

ITEM 1.      BUSINESS
---------------------

FORWARD LOOKING STATEMENTS

     This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

GENERAL

     Atlantic Liberty Financial Corp. was incorporated in 2002 for the purpose of acting as the holding company parent of Atlantic Liberty Savings, F.A following the completion of its mutual-to-stock conversion. In connection with the conversion we sold 1,710,984 shares of our common stock and received net proceeds of $14.8 million. At March 31, 2003, Atlantic Liberty Financial Corp. has consolidated assets of $137.2 million, deposits of $107.5 million and shareholders' equity of $25.1 million. Our executive office is located at 186 Montague Street, Brooklyn, New York 112101 and our telephone number is (718) 855-3555.

ATLANTIC LIBERTY SAVINGS BANK, F.A.

     Our principal business consists of attracting retail deposits from the general public in the areas surrounding our two locations in Brooklyn, New York and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to four-family residential mortgage loans, multi-family and commercial real estate loans, mortgage related securities and various other securities. Our revenues are derived principally from the interest on loans, securities, loan origination and servicing fees, and service charges and fees collected on deposit accounts. Our primary sources of funds are deposits and principal and interest payments on loans and securities.

COMPETITION

     We face intense competition within our market area both in making loans and attracting deposits. The New York City area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of March 31, 2003, our market share of deposits represented less than 0.5% of deposits in Kings County and ranked us 23rd of 39 financial institutions operating in Kings County.

     Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

MARKET AREA

     We operate in an urban market area that has a stable population and household base. During the past 11 years, the population and number of households in Kings County increased by approximately 8%. In 2001 per capita income for Kings County was $19,165 and the median household income was $37,132. Our primary lending area is concentrated in the neighborhoods surrounding both of our office locations in Brooklyn, New York. One-to four-family residential real estate in our market area is characterized by a large number of attached and semi-detached houses, including a number of two-and three-family homes and cooperative apartments. Most of our deposit customers are residents of the greater New York metropolitan area. The economy of our market area is characterized by a large number of small retail establishments. Our customer base is comprised of middle-income households, and to a lesser extent low-to-moderate-income households. The median household income for Brooklyn is below the national median household income, and in the State of New York. In addition, the unemployment rate in the market area served by us is higher than in the surrounding suburbs.

LENDING ACTIVITIES

     Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one-to four-family residential real property, and cooperative apartments. In recent years, we retained all loans that we originated. One-to four-family residential real estate mortgage loans represented $68.0 million, or 67.2%, of our loan portfolio at March 31, 2003. We also offer multi-family and commercial real estate loans. Multi-family real estate loans totaled $14.9 million, or 14.7%, of the loan portfolio at March 31, 2003. Commercial real estate loans totaled approximately $17.8 million, or 17.6% of the loan portfolio at March 31, 2003. We also offer home equity loans to existing customers.

     LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and net deferred fees.

                                                                   AT MARCH 31,
                                  -------------------------------------------------------------------------
                                           2003                      2002                     2001
                                  -----------------------  -----------------------  -----------------------
                                   AMOUNT       PERCENT      AMOUNT       PERCENT     AMOUNT       PERCENT
                                  ---------     ---------  ----------    ---------  ---------    ----------
                                                            (DOLLARS IN THOUSANDS)
 Real Estate Loans:
 ------------------
 One-to four-family.............  $  68,057         67.2%  $  64,500       69.0%    $  59,494       70.6%
 Multi-family...................     14,860         14.7      13,653       14.6        13,334       15.8
 Commercial.....................     17,818         17.6      15,076       16.1        11,075       13.2
                                  ---------     ---------  ---------    --------    ---------    --------
    Total real estate loans.....  $ 100,735         99.5%  $  93,229       99.7%    $  83,903       99.6%
                                  =========     ---------  ---------    --------    ---------    --------

 Other Loans:
 ------------
 Home equity....................        533          0.5         190        0.3           355        0.4
 Unsecured......................         22            -          26          -             -          -
                                  ---------     ---------  ---------    --------    ---------    --------
    Total other loans...........        555          0.5         216        0.3           355        0.4
                                  ---------     ---------  ---------    --------    ---------    --------
    Total loans.................  $ 101,290        100.0%  $  93,445      100.0%    $  84,258      100.0%
                                                =========               ========                 ========

 Less:
 -----
 Net deferred fees..............        151                      154                      130
 Allowance for loan losses......        484                      435                      358
                                  ---------                ---------                ---------
    Total loans receivable, net.  $ 100,655                $  92,856                $  83,770
                                  =========                =========                =========

     LOAN MATURITY SCHEDULE. The following table shows the remaining contractual maturity of our loans at March 31, 2003. The table does not include the effect of possible prepayments or due on sale clause payments.

                                                                          AT MARCH 31, 2003
                                                ---------------------------------------------------------------------
                                                  ONE-TO
                                                FOUR-FAMILY                  COMMERCIAL    HOME EQUITY
                                                   AMOUNT     MULTI-FAMILY   REAL ESTATE   AND UNSECURED    TOTAL
                                                ------------ -------------- ------------- --------------- -----------
                                                                           (IN THOUSANDS)
Amounts Due:
   One year or less........................      $       36    $       --    $       230    $       22    $      288
                                                 ----------    ----------    -----------    ----------    ----------

   After one year:
     More than one year to three years......            664         1,019          1,240            --         2,923
     More than three years to five years....          2,375         1,876          2,962            91         7,304
     More than five years to 10 years.......         16,516         9,488          9,808           345        36,157
     More than 10 years to 20 years.........         16,718         2,477          2,683            97        21,975
     More than 20 years.....................         31,748            --            895            --        32,643
                                                 ----------    ----------    -----------    ----------    ----------

Total due after one year....................         68,021        14,860         17,588           533       101,002
                                                 ----------    ----------    -----------    ----------    ----------

Total due...................................     $   68,057    $   14,860    $    17,818    $      555    $  101,290
                                                 ==========    ==========    ===========    ==========    ----------
   Less:
     Deferred loan fees.....................                                                                     151
     Allowance for loan losses..............                                                                     484
                                                                                                          ----------

   Loans receivable, net....................                                                              $  100,655
                                                                                                          ==========

     The total amount of loans due after March 31, 2004 which have fixed interest rates is $32.3 million, and the total amount of loans due after such dates which have floating or adjustable interest rates is $68.7 million.

     ONE-TO FOUR-FAMILY RESIDENTIAL LOANS. Our primary lending activity consists of the origination of one-to four-family residential mortgage loans secured by property located in our lending area. At March 31, 2003, approximately $68.0 million, or 67.2% of our loan portfolio, consisted of one-to four-family residential loans. Generally, one-to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan to value ratio in excess of 90%. Generally, fixed-rate loans are originated for terms of up to 15 years. We do not sell the loans that we originate.

     We also offer adjustable-rate mortgage loans with one, three, and five year adjustment periods based on changes in a designated treasury index. We also offer a loan product with a fixed rate of interest for seven years, which adjusts annually thereafter. Notwithstanding the low interest rate environment during the past two years, most of our new loan originations have had adjustable interest rates. During fiscal 2003, we originated $12.4 million in adjustable rate one-to four-family residential loans and $2.1 million in fixed rate one-to four-family residential loans. In an effort to increase our origination of adjustable rate loans, we price our adjustable rate mortgages more aggressively as compared to our fixed rate loans. A substantial portion of our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

     Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At March 31, 2003, 60% of our one-to four-family residential loans had adjustable rates of interest.

     All one-to four-family residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

     Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all loans, we utilize outside independent appraisers approved by the board of directors. All borrowers are required to obtain title insurance. We also require homeowner's insurance and fire and casualty insurance on properties securing real estate loans.

     MULTI-FAMILY REAL ESTATE LOANS. Loans secured by multi-family real estate totaled approximately $14.9 million, or 14.7%, of the total loan portfolio at March 31, 2003. Multi-family real estate loans generally are secured by rental properties (including walk-up apartments). Substantially all multi-family real estate loans are secured by properties located within our lending area. At March 31, 2003, we had 53 multi-family loans with an average principal balance of $281,000, and the largest multi-family real estate loan had a principal balance of $986,000. Multi-family real estate loans generally are offered with adjustable interest rates. Multi-family loans are originated for terms of up to 10 years with a fixed rate of interest for the initial five year period and with a five year renewal option. At the time of renewal, the loan's interest rate will adjust to the five year Treasury Note rate plus 250 basis points. Multi-family real estate loans have terms ranging from 5 and 10 years, and amortize over a period of up to 20 years.

     We consider a number of factors in originating multi-family real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower's experience in owning or managing similar property and the borrower's payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 125% of the monthly debt service and the ratio of the loan amount to the appraised value of the mortgaged property. Multi-family real estate loans are originated in amounts up to 70% of the appraised value of the mortgaged property securing the loan. All multi-family loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from multi-family real estate borrowers.

     Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the real estate property securing the loan. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

     COMMERCIAL REAL ESTATE LOANS. At March 31, 2003, $17.8 million, or 17.6% of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, private schools, religious facilities, restaurants, mixed use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with maximum terms of up to 10 years. The maximum loan-to-value ratio of commercial real estate loans is 70%. At March 31, 2003, we had 57 commercial real estate loans with an average outstanding balance of $312,000. At March 31, 2003, our largest commercial real estate loan had a principal balance of $1,241,000 and was secured by a mixed use property.

     In underwriting commercial real estate loans, we consider and evaluate the same criteria as in underwriting multi-family real estate loans. Personal guarantees are generally obtained from commercial real estate borrowers.

     Loans secured by commercial real estate generally are larger than one-to four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

     ORIGINATION AND SERVICING OF LOANS. Historically, we have originated mortgage loans pursuant to underwriting standards that generally conform with the Fannie Mae and Freddie Mac guidelines. Loan origination activities are primarily concentrated in Brooklyn, New York. New loans are generated primarily from walk-in customers, customer referrals, brokers and other parties with whom we do business, and from the efforts of employees and advertising. Loan applications are underwritten and processed at our main office. We service all loans that we originate.

     The following table shows our loan origination and repayment activities for the periods indicated. During fiscal 2003, we purchased $2.8 million of mortgages from other financial institutions, $2.4 million of which were commercial loans and $400,000 were one-to four-family loans. We did not sell any loans during the periods indicated.

                                                                       YEARS ENDED MARCH 31,
                                                        ---------------------------------------------------
                                                              2003              2002              2001
                                                        ---------------   -----------------  --------------
                                                                           (IN THOUSANDS)
Loans receivable, net, at beginning of period....          $  92,856          $  83,770        $  76,244
                                                           ---------          ---------        ---------

Originations by type:
  Real estate - one-to four-family...............             14,525             13,453           13,464
         - multi-family..........................              4,696              4,954            3,464
         - commercial............................              6,722              6,455            1,970
  Other - home equity and unsecured..............                437                 67              136
                                                           ---------          ---------        ---------
    Total loans originated.......................             26,380             24,929           19,034

  Loan purchases.................................              2,825                 --               --
  Principal repayments...........................            (21,309)           (15,808)         (11,558)
  (Provision) recovery for loan losses...........                (49)               (77)              43
  Amortization...................................                (48)                42                7
                                                           ---------          ---------        ---------
    Net increase.................................              7,799              9,086            7,526
                                                           ---------          ---------        ---------

  Loans receivable, net, at end of period........          $ 100,655          $  92,856        $  83,770
                                                           =========          =========        =========

     LOAN APPROVAL PROCEDURES AND AUTHORITY. The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of mortgagors. One-to four-family residential mortgage loans of up to $350,000 may be approved by senior management and all other one-to four-family residential mortgage loans in excess of $350,000 must be approved by the board of directors. All multi-family and commercial real estate loans must be approved by the board of directors. In addition, the board of directors ratifies all loans approved by management.

     We require appraisals of all real property securing loans. Appraisals are performed by independent appraisers who are licensed by the State of New York, and who are approved by the board of directors annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. Where appropriate, flood insurance is also required.

NON-PERFORMING AND PROBLEM ASSETS

     After a mortgage loan becomes eight days past due, we deliver a computer generated delinquency notice to the borrower. A second delinquency notice is sent once the loan becomes 16 days past due. When a loan becomes 30 days past due, we send an additional delinquency notice to the borrower and attempt to make personal contact with the borrower by letter or telephone to establish an acceptable repayment schedule. In addition, with respect to loans secured by a one-to four-family residence, after 45 days we will attempt to assist the borrower in obtaining credit counseling. When a mortgage loan is 90 days delinquent and no acceptable resolution has been reached, we send the borrower a five-day demand letter. If the loan is not brought current within 120 days, we will generally refer the matter to our attorney. Management is authorized to begin foreclosure proceedings on any loan after determining that it is prudent to do so.

     Mortgage loans are reviewed on a regular basis, and such loans are placed on non-accrual status when they are specifically determined to be impaired or when they become 90 days delinquent. When loans are placed on a non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received.

     Non-performing Loans. At March 31, 2003, $127,000 or 0.13% of our total loans were non-performing loans. We had no accruing loans delinquent more than 90 days as of March 31, 2003 or March 31, 2002.

     NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of our non-performing assets as of March 31, 2003, 2002 and 2001. Delinquent loans that are 90 days or more past due are considered non-performing assets. During the periods presented, we did not have any troubled debt restructurings.

                                                                           AT MARCH 31,
                                                         --------------------------------------------------
                                                              2003              2002              2001
                                                         ---------------  ----------------  ---------------
                                                                      (DOLLARS IN THOUSANDS)
Non-performing loans:
---------------------
    One-to four-family...............................      $       127       $         -      $        94
    Multi-family.....................................               --                 -                -
    Commercial real estate...........................               --               725                -
    Home equity......................................               --                 -                -
    Unsecured........................................               --                 -                -
                                                           -----------       -----------      -----------
Total non-performing loans...........................              127               725               94
  Other real estate (1)..............................               78                78               78
                                                           -----------       -----------      -----------
Total non-performing assets..........................      $       205       $       803      $       172
                                                           ===========       ===========      ===========

Total non-performing assets as a percentage of
total assets.........................................             0.15%             0.65%            0.15%

Allowance for loan losses as a percentage of
non-performing loans.................................           381.10%            60.00%          380.85%
                                                           ===========       ===========      ===========
Allowance for loan losses as a percentage of gross
loans receivable.....................................             0.48%             0.47%            0.43%
                                                           ===========       ===========      ===========

--------------
(1) Represents a $78,000 investment in real estate.

     For the year ended March 31, 2003, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $6,000. Interest income recognized on such loans for the year ended March 31, 2003 was $3,000.

     DELINQUENT LOANS. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at March 31, 2003.


                                                            LOANS DELINQUENT FOR:
                                    -----------------------------------------------------------------------
                                                60-89 DAYS                       90 DAYS AND OVER
                                    -----------------------------------------------------------------------
                                                            PERCENT OF                          PERCENT OF
                                                              LOAN                                 LOAN
                                      NUMBER     AMOUNT     CATEGORY     NUMBER      AMOUNT      CATEGORY
                                    ---------  ----------   ----------  --------   ----------   -----------
                                                             (DOLLARS IN THOUSANDS)
One-to four-family................          2  $      150        .22%          3   $      127          .19%
Multi-family......................         --          --         --          --           --           --
Commercial real estate............         --          --         --          --           --           --
Home equity and unsecured.........         --          --         --          --           --           --
                                    ---------  ----------   --------   ---------   ----------    ---------
  Total...........................          2  $      150         --           3   $      127           --
                                    =========  ==========   ========   =========   ==========    =========

Delinquent loans to total loans...


                                            LOANS DELINQUENT FOR:
                                    ------------------------------------
                                           TOTAL DELINQUENT LOANS
                                    ------------------------------------
                                                            PERCENT OF
                                                               LOAN
                                      NUMBER     AMOUNT      CATEGORY
                                    ---------  ----------   ----------
One-to four-family................          5   $     277        .41%
Multi-family......................         --          --         --
Commercial real estate............         --          --         --
Home equity and unsecured.........         --          --         --
                                    ---------   ---------   --------
  Total...........................          5   $     277         --
                                    =========   =========   ========

Delinquent loans to total loans...                               .27%
                                                            ========


     CLASSIFIED ASSETS. Office of Thrift Supervision regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality be classified as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as "special mention" if the asset has a potential weakness that warrants management's close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.

     An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances.

     On the basis of management's review of its assets, at March 31, 2003 we had classified $153,000 of our assets as substandard (which consisted of two non-accruing loans secured by one-to four-family properties totaling $127,000, and one accruing loan secured by a one-to four-family property in the amount of $26,000) and $506,000 as special mention (which consisted of three loans secured by one-to four-family properties). At March 31, 2003, one loan in the amount of $2,000 was classified as loss. There were no loans classified as loss at March 31, 2002 and no loans were classified as doubtful at either March 31, 2003 or March 31, 2002.

     The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

ALLOWANCE FOR LOAN LOSSES

     Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the risks inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management's judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of March 31, 2003 is maintained at a level that represents management's best estimate of losses in the loan portfolio, and such losses were both probable and reasonably estimable.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

     ALLOWANCE OF LOAN LOSSES. The following table analyzes changes in the allowance for the periods presented.

                                                                            FOR THE YEARS ENDED MARCH 31,
                                                                 --------------------------------------------------
                                                                     2003                2002               2001
                                                                 -----------         ------------       -----------
                                                                               (DOLLARS IN THOUSANDS)
     Balance at beginning of period...........................   $       435         $       358        $       401
                                                                 -----------         ------------       -----------

     Charge-offs:
       One-to four-family.....................................             -                    -                39
       Multi-family...........................................             -                    -                 -
       Commercial real estate.................................             -                    -                 -
       Home equity............................................             -                    -                 -
       Unsecured..............................................             -                    -                 4
                                                                 -----------         ------------       -----------
         Total................................................             -                    -                43
                                                                 -----------         ------------       -----------

     Recoveries:
       One-to four-family.....................................             9                    7                18
       Multi-family...........................................             -                    -                 -
       Commercial real estate.................................             -                    -                 -
       Home equity............................................             -                    -                 -
       Unsecured..............................................             -                    -                 -
                                                                 -----------         ------------       -----------
         Total................................................             9                    7                18
                                                                 -----------         ------------       -----------

     Net  charge-offs(recoveries).............................            (9)                  (7)               25
     Provisions charged to operations (recovery credited
     to operations)...........................................            40                   70               (18)
                                                                 -----------         ------------       -----------

       Balance at end of period...............................   $       484         $        435       $       358
                                                                 ===========         ============       ===========

     Ratio of (recoveries) net charge-offs during the
     period to average loans outstanding during the period....         (0.01)%              (0.01)%            0.03%
                                                                 ===========         ============       ===========

     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

                                                           AT MARCH 31,
                           ---------------------------------------------------------------------------
                                            2003                                  2002
                           ------------------------------------  -------------------------------------
                                                      PERCENT                               PERCENT
                                                      OF LOANS                              OF LOANS
                                                      IN EACH                               IN EACH
                            AMOUNT OF       LOAN      CATEGORY     AMOUNT OF      LOAN      CATEGORY
                            LOAN LOSS    AMOUNTS BY   TO TOTAL     LOAN LOSS   AMOUNTS BY   TO TOTAL
                            ALLOWANCE     CATEGORY      LOANS      ALLOWANCE    CATEGORY      LOANS
                           -----------  ------------ ----------  ------------ ------------ -----------
                                                     (DOLLARS IN THOUSANDS)
One-to four-family.....     $      100   $  68,057        67.2%    $      89   $  64,500        69.0%
Multi-family...........             74      14,860        14.7            68      13,653        14.6
Commercial.............            223      17,818        17.6           266      15,076        16.1
Home equity............              7         533         0.5             -         190         0.3
Unsecured..............              -          22           -             -          26           -
Unallocated............             80           -           -            12           -           -
                            ----------   ---------    --------     ---------   ---------    --------
    Total..............     $      484   $ 101,290       100.0%    $     435   $  93,445       100.0%
                            ==========   =========    ========     =========   =========    ========

     Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management's judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis. Small differences between the allocated balances and recorded allowance is reflected as unallocated to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

     This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

INVESTMENTS

     Investments and Mortgage-Backed Securities. Our investment portfolio at March 31, 2003 consisted of an investment of $1.0 million in corporate obligations and an investment of $902,000 in Federal Home Loan Bank stock. At March 31, 2003 we had $4.5 million in interest-earning deposits with other financial institutions. Our investment policy objectives are to maintain liquidity within the guidelines established by the board of directors.

     We also invest in mortgage-backed securities, all of which are guaranteed by the United States Government or agencies thereof, and all of which are classified as held to maturity. Virtually all of our mortgage-backed securities are adjustable rate instruments that reprice at one to three year intervals. At March 31, 2003, mortgage-backed securities totaled $22.7 million, or 16.5% of total assets.

     The following table sets forth the carrying value of our investment portfolio at the dates indicated. Our corporate bonds mature in 2006 and had an average remaining life of 2.9 years at March 31, 2003. Our Federal Home Loan Bank stock has no stated maturity, and our interest-bearing deposits with other institutions are payable on demand.

                                                                                 AT MARCH 31,
                                                             ----------------------------------------------------
                                                                       2003                       2002
                                                             -------------------------  -------------------------
                                                              CARRYING     PERCENT OF    CARRYING     PERCENT OF
                                                                VALUE         TOTAL        VALUE         TOTAL
                                                             ----------   ------------  ----------   ------------
                                                                             (DOLLARS IN THOUSANDS)
     Investment securities
     ---------------------
          Corporate bonds.................................    $  1,024         53.2%     $  1,032         53.3%
          FHLB stock......................................         902         46.8           902         46.7
                                                              --------      -------      --------      -------
            Total investment securities and FHLB stock....    $  1,926        100.0%     $  1,934        100.0%
                                                              ========      =======      ========      =======

     Other interest-earning assets
     -----------------------------
          Interest-earning deposits with other                $  4,464        100.0%     $  9,156        100.0%
                                                              --------      =======      --------      =======
          institutions....................................
            Total.........................................    $  4,464        100.0%     $  9,156        100.0%
                                                              ========      =======      ========      =======

     The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

                                                                 AT MARCH 31,
                                             ----------------------------------------------------
                                                       2003                       2002
                                             -------------------------  -------------------------
                                              CARRYING     PERCENT OF    CARRYING     PERCENT OF
                                                VALUE         TOTAL        VALUE         TOTAL
                                             ----------   ------------  ----------   ------------
                                                             (DOLLARS IN THOUSANDS)
Mortgage-backed securities
--------------------------
Ginnie Mae.............................      $    4,811          21.2%  $    1,143          7.2%
Fannie Mae.............................           9,945          43.8        6,973         44.3
Freddie Mac............................           7,815          34.4        6,587         41.8
Collateralized mortgage obligations....             133           0.6        1,055          6.7
                                             ----------    ----------   ----------   ----------

Total mortgage-backed securities.......      $   22,704         100.0%  $   15,758        100.0%
                                             ==========    ==========   ==========   ==========

     Set forth below are the carrying value and estimated fair value of mortgage-backed securities at March 31, 2003 by contractual maturity.

                                                                  CARRYING          ESTIMATED
                                                                    VALUE           FAIR VALUE
                                                              ----------------  -----------------
                                                                        (IN THOUSANDS)
Due after one year through five years................            $       8          $       9
Due after five years through ten years...............                   31                 31
Due after ten years..................................               22,665             22,951
                                                                 ---------          ---------

Total................................................            $  22,704          $  22,991
                                                                 =========          =========

SOURCES OF FUNDS

     GENERAL. Deposits have traditionally been the primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of New York may be used in the short-term to compensate for reductions in deposits and to fund loan growth.

     DEPOSITS. Deposits are not actively solicited outside of the New York City metropolitan area, and substantially all of our depositors are persons who work or reside in Brooklyn, New York. We offer a selection of deposit instruments, including passbook savings accounts, money market accounts, fixed-term certificates of deposit, and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We do not pay broker fees for any deposits.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service and long-standing relationships with customers are relied upon to attract and retain deposits.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. In recent years, we have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Deposits are priced to reflect our interest rate risk management and profitability objectives. Based on experience, management believes that passbook accounts and money market accounts are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At March 31, 2003, $58.5 million, or 54.5% of our deposit accounts were certificates of deposit, of which $39.2 million have maturities of one year or less. A significant portion of the certificates of deposit consist of accounts that were opened at the direction of the county or surrogate court for the benefit of minors or others who are deemed to be incompetent to handle their affairs. At March 31, 2003, $22.4 million of the certificates of deposit consisted of such court-directed deposits. Court-directed deposits must remain deposited at Atlantic Liberty Savings, F.A. until the intended beneficiary attains his or her majority or is deemed competent to handle his or her own affairs.

     DEPOSIT ACCOUNTS. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

                                                                AT MARCH 31,
                                            ----------------------------------------------------
                                                      2003                       2002
                                            -----------------------    -------------------------
                                              AMOUNT       PERCENT       AMOUNT        PERCENT
                                            ---------    ----------    ----------     ----------
                                                          (DOLLARS IN THOUSANDS)
Transactions and Savings Deposits:
----------------------------------

Demand:
   Non-interest-bearing..................   $   2,026          1.9%     $   2,428          2.2%
   Interest-bearing......................       6,603          6.1          6,231          5.6
Regular Savings..........................      22,473         20.9         19,889         17.9
Money Market Accounts....................      17,873         16.6         17,390         15.9
                                            ---------     --------      ---------      -------

Total Non-Certificates...................   $  48,975         45.5%     $  45,938         41.6%
                                            ---------     --------      ---------      -------

Certificates:
-------------

0.00 - 1.99%.............................   $  27,471         25.6%     $  13,964         12.5%
2.00 - 3.99%.............................      21,587         20.1         24,890         22.3
4.00 - 5.99%.............................       9,169          8.5         21,886         19.7
6.00 - 7.99%.............................         276           .3          4,276          3.9
8.00 - 9.99%.............................          37            -             36            -
                                            ---------     --------      ---------      -------

Total Certificates.......................      58,540         54.5         65,052         58.4
                                            ---------     --------      ---------      -------
     Total Deposits......................   $ 107,515        100.0%     $ 110,990        100.0%
                                            =========     ========      =========      =======

     TIME DEPOSIT MATURITY SCHEDULE. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of March 31, 2003.


                                           0.00 - 1.99%   2.00% - 3.99%  4.00% - 5.99%  6.00% - 7.99%  8.00% OR GREATER
                                           ------------   -------------  -------------  -------------  ----------------
                                                                       (DOLLARS IN THOUSANDS)
Certificate accounts maturing in quarter
ending:
June 30, 2003...........................    $    12,796   $      3,467   $        932   $         73      $        37
September 30, 2003......................          5,371          3,410            858              3                -
December 31, 2003.......................          1,821          3,503            733            100                -
March 31, 2004..........................          3,090          2,804            222              -                -
June 30, 2004...........................          1,448            199            393              -                -
September 30, 2004......................          1,650            370            784              -                -
December 31, 2004.......................             20            534            566              -                -
March 31, 2005..........................            173            204            492            100                -
June 30, 2005...........................            536              -            591              -                -
September 30, 2005......................            558            117            182              -                -
December 31, 2005.......................              -              -            337              -                -
March 31, 2006..........................              -              2            615              -                -
Thereafter..............................              8          6,977          2,464              -                -
                                            -----------    -----------   ------------   ------------      -----------

    Total...............................    $    27,471   $     21,587   $      9,169   $        276      $        37
                                            ===========   ============   ============   ============      ===========
    Percent of total....................           47.0%          37.0%          15.0%           1.0%               -%
                                            ===========   ============   ============   ============      ===========

                                                               PERCENT OF
                                                TOTAL            TOTAL
                                            -------------    -------------
Certificate accounts maturing in quarter
ending:
June 30, 2003...........................    $     17,305            29.6%
September 30, 2003......................           9,642            16.5
December 31, 2003.......................           6,157            10.5
March 31, 2004..........................           6,116            10.4
June 30, 2004...........................           2,040             3.5
September 30, 2004......................           2,804             4.8
December 31, 2004.......................           1,120             1.9
March 31, 2005..........................             969             1.7
June 30, 2005...........................           1,127             1.9
September 30, 2005......................             857             1.5
December 31, 2005.......................             337             0.6
March 31, 2006..........................             617             1.0
Thereafter..............................           9,449            10.1
                                            ------------     -----------

    Total...............................    $     58,540           100.0%
                                            ============     ===========
    Percent of total....................           100.0%
                                            ============


     DEPOSIT ACTIVITY. The following table sets forth the deposit activities for the periods indicated.

                                                             YEARS ENDED MARCH 31,
                                                      ----------------------------------
                                                           2003                2002
                                                      ----------------    --------------
                                                             (DOLLARS IN THOUSANDS)
     Opening balance................................    $  110,990          $  106,123
     Deposits.......................................       130,799             114,627
     Withdrawals....................................      (136,672)           (113,516)
     Interest credited..............................         2,398               3,756
                                                        ----------          ----------

     Ending balance.................................    $  107,515          $  110,990
                                                        ==========          ==========

     Net (decrease)/increase........................    $   (3,475)         $    4,867
                                                        ==========          ==========

     Percent (decrease)/increase....................         (3.13)%              4.59%
                                                        ==========          ==========

     LARGE CERTIFICATES. The following table indicates the amount of our certificates of deposit by time remaining until maturity as of March 31, 2003.

                                                                                MATURITY
                                                 ---------------------------------------------------------
                                                  3 MONTHS      OVER 3 TO 6    OVER 6 TO 12      OVER 12
                                                   OR LESS         MONTHS         MONTHS          MONTHS         TOTAL
                                                 -----------     ----------     -----------    -----------    -----------
                                                                             (IN THOUSANDS)

Certificates of deposit less than $100,000.....  $    11,636    $     8,378     $     9,785    $    17,374    $    47,173
Certificates of deposit of $100,000 or more ...        5,668          1,264           2,488          1,947         11,367
                                                 -----------     ----------     -----------    -----------    -----------

    Total certificates of deposit..............  $    17,304    $     9,642     $    12,273    $    19,321    $    58,540
                                                 ===========    ===========     ===========    ===========    ===========

     BORROWINGS. We may obtain advances from the Federal Home Loan Bank of New York upon the security of the common stock we own in the Federal Home Loan Bank and our qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

     The following tables sets forth the maturity, interest rate and balances of advances from the Federal Home Loan Bank of New York at March 31, 2003 and 2002. The average balance of our Federal Home Loan Bank advances during the years ended March 31, 2003 and 2002 was $1.7 million and $1.2 million, respectfully.

                                          2003                              2002
                          --------------------------------  -----------------------------------
        MATURITY           INTEREST RATE         AMOUNT       INTEREST RATE         AMOUNT
        --------           -------------         ------       -------------         ------

     August 30, 2002               --%       $         --           3.61%        $     400,000
     September 2, 2003            4.15            400,000           4.15               400,000
     August 30, 2004              4.63            600,000           4.63               600,000
     August 30, 2005              4.95            300,000           4.94               300,000
     August 30, 2006              5.16            300,000           5.16               300,000
                                             ------------                        -------------
                                             $  1,600,000                        $   2,000,000
                                             ============                        =============

             Weighted average rate..........     4.67%                                 4.46%

SERVICE CORPORATION SUBSIDIARY

     We do not have any subsidiary corporations. However, Office of Thrift Supervision regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the association's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations.

LEGAL PROCEEDINGS

     We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2003, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

PERSONNEL

     As of March 31, 2003, we had 21 full-time employees and nine part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     GENERAL. Atlantic Liberty Financial Corp. and Atlantic Liberty Savings, F.A. are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Atlantic Liberty Savings, F.A.'s tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Atlantic Liberty Financial Corp. or Atlantic Liberty Savings, F.A.

     METHOD OF ACCOUNTING. For Federal income tax purposes, Atlantic Liberty Financial Corp. currently reports its income and expenses on a separate company basis on the accrual method of accounting and uses a tax year ending December 31 for filing its Federal income tax returns.

     BAD DEBT RESERVES. Prior to the Small Business Protection Act of 1996 (the "1996 Act"), Atlantic Liberty Savings, F.A. was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. Atlantic Liberty Savings, F.A. was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). Atlantic Liberty Savings, F.A. had no reserves subject to recapture.

     As more fully discussed below, Atlantic Liberty Financial Corp. files a consolidated New York State franchise tax return. New York State and New York City enacted legislation in 1996, which among other things, decoupled the Federal tax laws regarding thrift bad debt deductions and permits the continued use of the bad debt provisions that applied under federal law prior to the enactment of the 1996 Act. Provided Atlantic Liberty Financial Corp. continues to satisfy certain definitional tests and other conditions, for New York State and New York City income tax purposes, it is permitted to continue to use a reserve method for bad debt deductions. The deductible annual addition to such reserves may be computed using a specific formula based on an institution's loss history (the "experience method") or a statutory percentage equal to 32% of its New York State and New York City taxable income (the "percentage method") before bad debt deduction.

     TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should Atlantic Liberty Savings, F.A. fail to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules.

     At March 31, 2003, our total federal pre-1988 base year reserve was approximately $1.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture should Atlantic Liberty Savings, F.A. make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

     ALTERNATIVE MINIMUM TAX. The Internal Revenue Code of 1986, as amended (the "Code") imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Atlantic Liberty Savings, F.A. has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

     NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At March 31, 2003, Atlantic Liberty Savings, F.A. had no net operating loss carryforwards for federal income tax purposes.

     CORPORATE DIVIDENDS-RECEIVED DEDUCTION. Atlantic Liberty Financial Corp. may exclude from its income 100% of dividends received from Atlantic Liberty Savings, F.A. as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

STATE TAXATION

     NEW YORK STATE TAXATION. Atlantic Liberty Financial Corp. and Atlantic Liberty Savings, F.A. report income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 8.0% (for 2002) and 7.5% (for 2003 and forward) of "entire net income" allocable to New York State, (b) 3% of "alternative entire net income" allocable to New York State, (c) 0.01 % of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

                           SUPERVISION AND REGULATION

GENERAL

     Atlantic Liberty Savings, F.A. is examined and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation's deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution's operations and assigns its rating (known as an institution's CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Atlantic Liberty Savings, F.A. also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Atlantic Liberty Savings, F.A. also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Atlantic Liberty Savings, F.A. and prepares reports for the consideration of its board of directors on any operating deficiencies. Atlantic Liberty Savings, F.A.'s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Atlantic Liberty Savings, F.A.'s mortgage documents.

     Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on Atlantic Liberty Financial Corp. and Atlantic Liberty Savings, F.A. and their operations.

FEDERAL BANKING REGULATION

     BUSINESS ACTIVITIES. A federal savings association derives its lending and investment powers from the Home Owners' Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Atlantic Liberty Savings, F.A. may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. Atlantic Liberty Savings, F.A. also may establish subsidiaries that may engage in activities not otherwise permissible for Atlantic Liberty Savings, F.A., including real estate investment and securities and insurance brokerage.

     CAPITAL REQUIREMENTS. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for associations receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

     The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     At March 31, 2003, Atlantic Liberty Savings, F.A.'s capital exceeded all applicable requirements.

     LOANS-TO-ONE BORROWER. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of March 31, 2003, Atlantic Liberty Savings, F.A. was in compliance with the loans-to-one borrower limitations.

     QUALIFIED THRIFT LENDER TEST. As a federal savings association, Atlantic Liberty Savings, F.A. is subject to a qualified thrift lender, or "QTL," test. Under the QTL test, Atlantic Liberty Savings, F.A. must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" in at least nine of the most recent 12 month period. "Portfolio assets" generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association's business.

     "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. "Qualified thrift investments" also include 100% of an institution's credit card loans, education loans and small business loans. Atlantic Liberty Savings, F.A. also may satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code.

     A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At March 31, 2003, Atlantic Liberty Savings, F.A. maintained approximately 98% of its portfolio assets in qualified thrift investments.

     CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

  o the total capital distributions for the applicable calendar year exceed the sum of the association's net income for that year to date plus the association's retained net income for the preceding two years;

  o the association would not be at least adequately capitalized following the distribution;

  o the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

  o  the association is not eligible for expedited treatment of its filings.

     Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

     The Office of Thrift Supervision may disapprove a notice or application if:

  o  the association would be undercapitalized following the distribution;

  o  the proposed capital distribution raises safety and soundness concerns; or

  o the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

     In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

     LIQUIDITY. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

     COMMUNITY REINVESTMENT ACT AND FAIR LENDING LAWS. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association's record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Atlantic Liberty Savings, F.A. received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association's authority to engage in transactions with its "affiliates" is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). The term "affiliates" for these purposes generally means any company that controls or is under common control with an institution. Atlantic Liberty Financial Corp. is an affiliate of Atlantic Liberty Savings, F.A. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

     Atlantic Liberty Savings, F.A.'s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Atlantic Liberty Savings, F.A.'s capital. In addition, extensions of credit in excess of certain limits must be approved by Atlantic Liberty Savings, F.A.'s board of directors.

     ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all "institution-affiliated parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

     STANDARDS FOR SAFETY AND SOUNDNESS. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

     PROMPT CORRECTIVE ACTION REGULATIONS. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association's capital:

  o well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

  o adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

  o undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

  o significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

  o  critically undercapitalized (less than 2% tangible capital).

     Generally, the banking regulator is required to appoint a receiver or conservator for an association that is "critically undercapitalized." The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     In 1998, as a result of losses incurred in connection with a customer fraud and employee defalcation, we became an undercapitalized institution under the prompt corrective action regulations. Consequently, in August 1998, the Office of Thrift Supervision issued a Prompt Corrective Action Directive directing us to comply with the provisions of a capital plan which was previously submitted to, and conditionally approved by, the Office of Thrift Supervision. The capital plan set forth detailed steps for us to follow to achieve capital compliance. The Prompt Corrective Action Directive also contained restrictions on our operations and required improvements in our internal controls with respect to extensions of credit, among other things. We achieved capital compliance in September 1998 and the Prompt Corrective Action Directive was terminated by the Office of Thrift Supervision in November 2000.

     At March 31, 2003, Atlantic Liberty Savings, F.A. met the criteria for being considered "well-capitalized."

     INSURANCE OF DEPOSIT ACCOUNTS. Deposit accounts in Atlantic Liberty Savings, F.A. are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Atlantic Liberty Savings, F.A.'s deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately .02% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

     PROHIBITIONS AGAINST TYING ARRANGEMENTS. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

     FEDERAL HOME LOAN BANK SYSTEM. Atlantic Liberty Savings, F.A. is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Atlantic Liberty Savings, F.A. is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of March 31, 2003, Atlantic Liberty Savings, F.A. was in compliance with this requirement.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At March 31, 2003, Atlantic Liberty Savings, F.A. was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

HOLDING COMPANY REGULATION

     Atlantic Liberty Financial Corp. is a unitary savings and loan holding company, subject to regulation and supervision by the Office of Thrift Supervision. The Office of Thrift Supervision has enforcement authority over Atlantic Liberty Financial Corp. and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a risk to Atlantic Liberty Savings, F.A.

     Under prior law, a unitary savings and loan holding company generally had no regulatory restrictions on the types of business activities in which it may engage, provided that its subsidiary savings bank was a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999, however, restricts unitary savings and loan holding companies not existing or applied for before May 4, 1999 to those activities permissible for financial holding companies or for multiple savings and loan holding companies. Atlantic Liberty Financial Corp. will not be a grandfathered unitary savings and loan holding company and, therefore, will be limited to the activities permissible for financial holding companies or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance, incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

     Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with specified exceptions, more than 5% of the equity securities of a company engaged in activities that are not closely related to banking or financial in nature or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the savings institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

THE USA PATRIOT ACT

     In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

     o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

     o Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

     o Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

     o Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

     o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company's Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-KSB as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company's securities during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the Securities and Exchange Commission to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

     Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company's registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

     Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

EXECUTIVE OFFICERS OF THE COMPANY

     Listed below is information, as of March 31, 2003, concerning the Company's executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name                       Age          Position and Term
----                       ---          -----------------

Barry M. Donohue           62           President and Chief Executive Officer

William M. Gilfillan       58           Executive Vice President, Chief
                                        Financial Officer, Accounting Officer
                                        and Corporate Secretary

AVAILABILITY OF ANNUAL REPORT ON FORM 10-KSB

     Our Annual Report on Form 10-KSB may be accessed on our website at www.atlanticlibertysavings.com.

ITEM 2.      PROPERTIES
-----------------------

PROPERTIES

The following table provides certain information with respect to our offices as of March 31, 2003:

                                                                 NET BOOK VALUE
          LOCATION         LEASED OR OWNED     YEAR ACQUIRED    OF REAL PROPERTY
          --------         ---------------     -------------    ----------------

Main Office                     Owned               1983            $932,846
186 Montague Street
Brooklyn, NY 11201

Branch Office                   Owned               1978            $465,979
1402 Avenue J
Brooklyn, NY 11230

     The net book value of our premises, land and equipment was approximately $1.6 million at March 31, 2003.

ITEM 3.      LEGAL PROCEEDINGS
------------------------------

     We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At March 31, 2003, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------------

None

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS
-------------------------------------------------------------------------

             (a) The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "ALFC."

     The following table sets forth the range of the high and low bid prices of the Company's Common Stock for the prior two calendar quarters and is based upon information provided by Nasdaq. The Company has not paid any dividends since the completion of its initial public offering.

                                                           PRICES OF COMMON STOCK
                                                 ------------------------------------------
                                                        HIGH                     LOW
                                                 ------------------        ----------------
CALENDAR QUARTER ENDED (1)

December 31, 2002.......................                14.09                   13.02
March 31, 2003..........................                16.05                   13.80

-------------------------
(1) The Company's common stock began trading on October 23, 2002.

     (a)  As of March 31, 2003, the Company had 429 stockholders of record.

     (b)  None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

     The information required by this item is incorporated by reference to our Annual Report to Shareholders.

ITEM 6A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------------

     The information required by this item is incorporated by reference to our Annual Report to Shareholders.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------

     The financial statements identified in Item 13(a)(1) hereof are incorporated by reference hereunder.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

     None.

                                    PART III

ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------------------------

     Information concerning Directors of the Company is incorporated herein by reference from our definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of the Company" in Item 1 for information concerning our executive officers.

ITEM 10.     EXECUTIVE COMPENSATION
-----------------------------------

     Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Executive Compensation."

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
---------------------------------------------------------------------------

     Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Voting Securities and Principal Holder Thereof."

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------

     Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

                                     PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
----------------------------------------------------------------------------

             The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

     (a)(1)  Financial Statements
             --------------------

               o    Report of Independent Auditors
               o Consolidated Statements of Financial Condition at March 31, 2003 and 2002
               o Consolidated Statements of Income for the Years Ended March 31, 2003 and 2002
               o Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2003 and 2002
               o Consolidated Statements of Cash Flows for the Years Ended Years Ended March 31, 2003 and 2002
               o    Notes to Consolidated Financial Statements.

     (a)(2)  Financial Statement Schedules
             -----------------------------

               No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

     (a)(3)  Exhibits
             --------

               13   Annual Report to Shareholders
               21   Subsidiaries of the Registrant
               99.1 Certification of Chief Executive Officer and Chief Financial
                    Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002

     (b)  Reports on Form 8-K
          -------------------

   None.

   (c) The exhibits listed under (a)(3) above are filed herewith.

   (d) Not applicable.

ITEM 14.     CONTROLS AND PROCEDURES
------------------------------------

(a)  Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)  Changes in internal controls.

     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            ---------------------------------------------------------

     I, Barry M. Donahue, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Atlantic Liberty Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing thequivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


June 20, 2003                     /s/ Barry M. Donohue
-------------------------------   ---------------------------------------
Date                              Barry M. Donahue
                                  President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, William M. Gilfillan, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Atlantic Liberty Financial Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


June 20, 2003                 /s/ William M. Gilfillan
------------------------      ------------------------------------
Date                          William M. Gilfillan
                              Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Atlantic Liberty Financial Corp.



Date: June 20, 2003                        By: /s/ Barry M. Donohue
                                               ---------------------------------
                                               Barry M. Donahue, President and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Barry M. Donohue                             By: /s/ Richard T. Arkwright
    -----------------------------------------------      -----------------------------------------------
     Barry M. Donahue, President, Chief                  Richard T. Arkwright
       Executive Officer and Director                    Chairman of the Board
     (Principal Executive Officer)


Date: June 20, 2003                                   Date: June 20, 2003



By: /s/ William M. Gilfillan                         By: /s/ Hon. Guy J. Mangano
    -----------------------------------------------      -----------------------------------------------
     William M. Gilfillan Chief Financial Officer        Hon. Guy J. Mangano
      (Principal Financial and Accounting Officer)       Director


Date: June 20, 2003                                   Date: June 20, 2003



By: /s/ George M. Spanakos                           By: /s/ Thomas M. DeMartino
    -----------------------------------------------      -----------------------------------------------
     George M. Spanakos                                  Thomas M. DeMartino
     Director                                            Director


Date: June 20, 2003                                   Date: June 20, 2003

                                   EXHIBIT 13
                          ANNUAL REPORT TO SHAREHOLDERS

--------------------------------------------------------------------------------


TABLE OF CONTENTS


--------------------------------------------------------------------------------


Letter to Shareholders.................................................
Selected Financial Information.........................................
Management's Discussion and Analysis of Financial
     Condition and Results of Operations...............................
Accountant's Opinion...................................................
Consolidated Financial Statements......................................
Directors and Executive Officers.......................................
Shareholder Information................................................

Dear Shareholder,

     We are pleased to welcome you as an Atlantic Liberty Financial Corp. shareholder and to present you with our first Annual Report.

     In early 2002, senior management presented your Board of Directors with several strategic goals, one of which was to consider alternative ownership strategies. As a result of the Board's deliberations, we adopted a Plan of Conversion from mutual to stock form. The conversion and our initial public offering were completed on October 22, 2002, and the following day the Company began trading on the Nasdaq National Market under the symbol "ALFC". Approximately, $14.8 million was generated in net proceeds from the offering. The conversion strengthened our competitive position by providing additional capital to support the Bank's lending activities and to foster the development of additional banking services.

     On the first day of trading, the Company's common stock per share price closed at $13.02, a 30% increase from the $10.00 initial offering price. By fiscal year-end March 31, 2003, our common stock's per share price was $14.97, a 49.7% increase from the initial offering price. We are committed to continue to pursue a business plan that delivers value to our shareholders while increasing the franchise value of your company.

     In addition to the change in our form of ownership, management upgraded our computer capabilities by changing data service providers. During the year, our employees worked diligently to prepare for and execute a flawless system conversion, which was completed in October, 2002. Our new system, together with the new capital provide us with the foundation to expand the number of services to our depositors. Some of the services we are considering include; internet banking, debit and credit cards, lines of credit for home equity, sweep accounts, and overdraft checking.

     We want to acknowledge the performance of our employees' who take pride in providing our customers with the high level of service expected from a community bank each and every day. Our employees' performance is also motivated by their ownership position in our Company through participation on our Employee Stock Ownership Plan, which was created as part of the conversion. They too are motivated to increase the value the Atlantic Liberty franchise.

     Looking ahead, our principal commitment is to prudently utilize the capital you, our shareholders, have provided to us as we seek to build our core business.

     Your confidence and support in our initial year as a public company has been greatly appreciated. On behalf of our Directors, management, and staff, I thank you for your support.


                                                   Sincerely,

                                                   /s/ Barry M. Donohue

                                                   Barry M. Donohue
                                                   President & CEO

                        Atlantic Liberty Financial Corp.
                       SELECTED FINANCIAL AND OTHER DATA



SELECTED FINANCIAL CONDITION DATA:
----------------------------------                        At March 31,
                                             -----------------------------------
                                                 2003         2002       2001
                                             ----------- ------------ ----------
                                                         (In Thousands)

Total assets                                  $ 137,196    $ 124,044   $ 116,243

Loans receivable, net (1)                       100,655       92,856      83,770

Mortgage-backed securities

  Available for sale                              1,703            -           -

  Held to maturity                               21,001       15,758      18,820

Investment securities (2)                         1,024        1,032       4,000

Deposits                                        107,515      110,990     106,123

Total borrowings                                  1,600        2,000           -

Retained earnings-substantially restricted       25,091        8,789       7,931

--------------------------------
(1)  Net allowance for loan losses and deferred loan fees

(2)  Investment securities are classified as held to maturity.


SELECTED OPERATING DATA:
------------------------                                                       Years ended March 31,
                                                                     -----------------------------------------
                                                                          2003          2002          2001
                                                                     -------------- ------------- ------------
                                                                       (In Thousands, except per share data)
Total interest income                                                   $    8,182   $    8,013    $    8,073

Total interest expense                                                       2,481        3,819         4,456
                                                                     -------------- ------------- ------------
  Net interest income                                                        5,701        4,194         3,617

Provision (recovery) for loan losses                                            40           70           (18)
                                                                     -------------- ------------- ------------
Net interest income after provision (recovery) for loan losses               5,661        4,124         3,635

Non-interest income                                                            345          222           769

Non-interest expense                                                         3,924        2,867         2,500
                                                                     -------------- ------------- ------------
Income before taxes                                                          2,082        1,479         1,904

Income tax provision                                                           895          621           854
                                                                     -------------- ------------- ------------

Net income                                                              $    1,187   $      858    $    1,050
                                                                     ============== ============= ============

Net income per share                                                    $     0.75          n/a           n/a
                                                                     --------------

PERFORMANCE RATIOS:                                                                    At or for the years ended March 31,
-------------------                                                                -----------------------------------------
                                                                                        2003           2002         2001
                                                                                   -------------- ------------- ------------
Return on assets (ratio of net income to averag total assets)                           0.87%          0.71%        0.93%

Return on equity (ratio of net income to average equity)                                8.31          10.36        14.59

Interest rate spread(1)                                                                 4.16           3.42         3.10

Net interest margin (2)                                                                 4.37           3.67         3.36

Ratio of non-interest expense to average total assests                                  2.89           2.38         2.22

Ratio of average interest-earning assets to average interest-bearing liabilities        1.11           1.07         1.06


ASSET QUALITY RATIOS:                                          At or for the years ended March 31,
                                                            -----------------------------------------
                                                                 2003          2002         2001
                                                            -------------- ------------- ------------
Non-performing assets to total assets at end of period           0.15%          0.65%         0.15%

Allowance for loan losses to non performing loans               381.1          60.00        380.85

Allowance for loan losses to total loans receivable              0.48           0.47          0.43

CAPITAL RATIOS:

Retained earnings to total assets at end of period              18.29%          7.09%         6.82%

Average retained earnings to average assets                     10.52           6.89          6.40

OTHER DATA:

Number of full-service offices                                      2              2             2

--------------------------------
(1) The differece between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(2)  Net interest income divided by average interest earning assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The Company is a Delaware Corporation, which began operations on October 22, 2002 following the completion of Atlantic Liberty Savings, F.A.'s conversion from mutual to stock ownership. On that date, the Company sold 1,710,984 shares of common stock at $10 per share and received net proceeds of $14.8 million, exclusive of conversion expenses of $900,000 and $1.4 million to fund the purchase of shares for our employee stock ownership plan. Approximately 50% of the net proceeds were used by the Company to acquire all of the capital stock of the Association.

     Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, mortgage-backed securities, investment securities and other interest-earning assets, and the interest we pay on our interest-bearing liabilities, consisting primarily of savings accounts and time deposits. Our results of operations are also affected by our provisions for loan losses, non-interest income and non interest expense. Non interest income consists primarily of fees and service charges. Non interest expense consists primarily of salaries and employee benefits, occupancy, equipment, data processing and deposit insurance premiums, professional fees, and other operating expenses. Our results of operations also may be affected significantly be general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND MARCH 31, 2002

     Our total assets at March 31, 2003 were $137.2 million an increase of $13.2 million or 10.6% from the $124.0 million at March 31, 2002. The increase reflects growth in loans receivable and mortgage-backed securities as well as our investment in Bank Owned Life Insurance (BOLI) primarily funded by the investment of the net proceeds provided by our stock offering in October 2002 and a decrease in cash and cash equivalents. Loans increased by $7.8 million or 8.4% to $100.7 million at March 31, 2003 from $92.9 million at March 31, 2002. Our increase in loans resulted principally from increased one-to-four family mortgage loan originations reflecting customers seeking to take advantage of low market interest rates as well as $2.8 million of loans purchased from other financial institutions, of which $2.4 million were commercial loans. Mortgage-backed securities increased $6.9 million or 43.7% to $22.7 million at March 31, 2003 from $15.8 million at March 31, 2002 reflecting new purchases of $16.0 million partially offset by pre-payments and amortization of $9.1 million. Other assets include a $2.0 million investment in BOLI at March 31, 2003. There was no similar investment at March 31, 2002. Cash and cash equivalents decreased $3.7 million or 37.4% to $6.2 million at December 31, 2002 from $9.9 million at March 31, 2002 to provide funding for loan originations, purchases of loans and mortgage-backed securities and the BOLI investment.

     Total deposits of $107.5 million at March 31, 2003 decreased $3.5 million or 3.2% from $111.0 million at March 31, 2002 reflecting customer withdrawals to purchase shares of the Company's stock in the conversion.

     Federal Home Loan Bank of New York advances decreased $400,000 to $1.6 million at March 31, 2003 from $2.0 million at March 31, 2002, reflecting repayments of advances due.

     Equity increased $16.3 million or 185.2% to $25.1 million at March 31, 2003 from $8.8 million at March 31, 2002. The increase is primarily the result of the stock conversion in October 2002 in which the Company received $17.1 million in stock proceeds reduced by conversion expenses of $900,000 and $1.4 million used to purchase shares to fund our employee stock ownership plan. Equity at March 31, 2003 also includes net income for the year ended March 31, 2003 of $1.2 million.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 2003 AND MARCH 31, 2002.

     GENERAL. Net income for the year ended March 31, 2003 increased 38.3% to $1,187,000 from $858,000 for the year ended March 31, 2002. The increase in net income was primarily due to an increase of $1.5 million in net interest income, a $122,000 increase in non-interest income and a reduction of $30,000 in the provision for loan losses partially offset by increases of $1.1 million in non-interest expense and $ 275,000 in income tax expense.

     INTEREST INCOME. Interest income increased by $169,000 or 2.1% to $8.2 million for the year ended March 31, 2003 from $8.0 million for the year ended March 31, 2002. The increase in interest income resulted primarily from an increase of $351,000 in interest received from loans offset by a $118,000 decrease in interest received on mortgage-backed securities, a $13,000 decrease in interest on investments held to maturity, and a $51,000 decrease in interest received on other interest-earning assets. The increase in interest income reflected a $15.9 million or 13.9% increase in the average balance of interest-earnings assets to $130.3 million from $114.4 million. Partially offsetting the increase in average interest-earning assets was a 72 basis point decrease in the average yield on interest assets to 6.28% for the year ended March 31, 2003 from 7.00% for the year ended March 31, 2002 reflecting a decrease in market interest rates generally.

     Interest income from loans increased $351,000 or 5.2% to $7.1 million for the year ended March 31, 2003 from $6.8 million for the year ended March 31, 2002. The average yield on loans declined 28 basis points to 7.33% for the year ended March 31. 2003 from 7.61% for the year ended March 31, 2002 reflecting a decrease in market interest rates generally. The effect of the decline in average yield was more than offset by a $8.2 million or 9.2% increase in the average balance of loans outstanding to $97.1 million for the year ended March 31, 2003 from $88.9 million for the year ended March 31, 2002. The increase in loans receivable occurred primarily in one-to-four family and commercial real estate loans, which increased by $3.6 million and $2.7 million respectively during fiscal 2003.

     Interest income from mortgage-backed securities decreased $118,000 or 12.8% to $801,000 for the year ended March 31, 2003 from $919,000 for the year ended March 31, 2002. The decrease was due to a 189 basis point decrease in the average yield to 3.89% from 5.78% partially offset by an increase in average mortgage-backed securities of $4.7 million or 29.6% to $20.6 million for the year ended March 31, 2003 from $15.9 million for the year ended March 31, 2002.

     Interest income on investment securities decreased $13,000 or 16.9% to $64,000 for the year ended March 31, 2003, from $77,000 for the year ended March 31, 2002. The decrease in interest income on investment securities was due to a decrease in the average balance of investment securities to $1.0 million from $1.2 million as well as a decrease of 3 basis points in the average yield.

     Interest income on other interest earning assets, consisting of cash and cash equivalents and Federal Home Loan Bank Stock, decreased $51,000 or 20.1% to 203,000 for the year ended March 31, 2003 from $254,000 for the prior fiscal year. The decrease reflects a decline in the average yield on other interest-earning assets to 1.75% from 3.03%, which was partially offset by an increase in the average balance to $11.6 million from $8.4 million.

     INTEREST EXPENSE. Total interest expense decreased by $1.3 million or 34.2% to $2.5 million for the year ended March 31, 2003 from $3.8 million for the year ended March 31, 2002. The decrease in interest expense resulted from a decrease in the average cost of our interest bearing liabilities to 2.12% from 3.58% reflecting lower market interest rates during fiscal year 2003, which was partially offset by a $10.2 million increase in the average balance of interest-bearing liabilities to $116.9 million from $106.7 million.

     Interest expense on deposits decreased $1.4 million or 36.7% to $2.4 million for the year ended March 31, 2003 from $3.8 million for the year ended March 31, 2002. The average balance of certificates of deposit accounts decreased $3.1 million from $66.0 million for the year ended March 31, 2002 to $62.9 million for the year ended March 31, 2003, and the average cost on such accounts decreased to 2.96% from 4.57%. In addition, although the average balance of transaction and savings deposits increased $12.5 million or 24.3% to $51.5 million for the year ended March 31, 2003 from $39.0 million for the year ended March 31, 2002, the average cost on such accounts declined 87 basis points to 1.03% from 1.90%.

     Interest expense on advances and other borrowed funds increased $26,000 or 41.3% to $89,000 for the year ended March 31, 2003, from $63,000 for the year ended March 31, 2002. The increase reflects an increase in the average Federal Home Loan Bank of New York advances and other borrowed funds to $2.5 million for the year ended March 31, 2003, from $1.7 million during the prior period, partially offset by a decrease of 9 basis points in the average cost of such funds.

     NET INTEREST INCOME. Net interest income increased $1.5 million or 35.7% to $5.7 million for the year ended March 31, 2003 from $4.2 million for the year ended March 31, 2002 primarily as a result of an improvement in our net interest spread to 4.16% from 3.42%. The improvement in our net interest spread reflected the more rapid repricing of our interest-bearing liabilities in a declining interest rate environment as compared to our interest-earning assets.

     PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable and reasonably estimable credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay the loan, the estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management made a provision of $40,000 for the year ended March 31, 2003 and a provision of $70,000 for the year ended March 31, 2002.

     We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $484,000 or 0.48% of loans outstanding at March 31, 2003 as compared with $435,000 or 0.47% of loans outstanding at March 31, 2002. The allowance for loan losses represented 381.1% of non-performing loans at March 31, 2003 and 60.0% of non-performing loans at March 31, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2003 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such looses were both probable and reasonably estimable.

     NON-INTEREST INCOME. Non-interest income increased $122,000 or 55.0% to $344,000 for the year ended March 31, 2003, as compared to $222,000 for the year ended March 31, 2002. Income from fees and service charges increased by $84,000 or 65.6% to $212,000 from $128,000. The increase was primarily attributable to an increase in loan prepayment penalty and assignment fees of $48,000, a $13,000 increase in late charges on mortgages and a $16,000 increase in checking account fees. Miscellaneous non-interest income increased

$40,000 or 43.0% to $133,000 from $93,000 principally as a result of a $13,000 increase in safe deposit box rentals and income of $28,000 from the bank's investment in BOLI for which there was no comparable income in the prior year.

     NON-INTEREST EXPENSE. Non-interest expense for the year ended March 31, 2003 was $3.9 million compared to $2.9 million for the year ended March 31, 2002, an increase of $1.0 million or 34.5%. The increase was primarily attributable to a $708,000 increase in salaries and employee benefits, $289,000 increase in equipment expense and a $76,000 increase in miscellaneous expenses partially offset by a $68,000 decrease in director's compensation. The increase of $708,000 or 44.5% in salaries and employee benefits includes increases in salaries and bonuses of $406,000; $234,000 in ESOP expenses for which there was no comparable expense in the prior year and an increase of $68,000 in pension and other employee related benefits. The increase in equipment expense of $289,000 or 104.3% is primarily attributable to $249,000 in expenses related to the conversion to a new data service provider, which occurred in October and an increase of $38,000 in depreciation expense on furniture, fixtures and equipment. Miscellaneous expenses, which increased $76,000 or 12.9% included in fiscal year 2003, numerous expenses associated with being a public company such as preparing the financial and business reports required to be filed with the regulatory agencies and provided to stockholders. It also consists of telephone, postage, office supply and various other non-classifiable operating expenses. The decrease in director's compensation of $68,000 or 31.8% is attributable to a decrease in the number of outside directors from eight in fiscal year 2002, to four for fiscal year 2003.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the year ended March 31, 2003 increased to $895,000 from $620,000 for the year ended March 31, 2002. The increase in the provision for income taxes is primarily due to our higher level of income before taxes of $2.1 million for the year ended March 31, 2003 compared with $1.5 million in the prior period.

AVERAGE BALANCE SHEET

     The following tables present for the periods indicated the total dollar amount of interest income on average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. All average balances are derived from daily balances. Non-accruing loans have been included in the table as loans carrying a zero yield.

                                                  AT MARCH 31,                           YEARS ENDED MARCH 31,
                                                                    --------------------------------------------------------------
                                                      2003                          2003                           2002
                                               -------------------  -------------------------------- -----------------------------
                                                                       AVERAGE    INTEREST             AVERAGE   INTEREST
                                                 ACTUAL     YIELD/   OUTSTANDING   EARNED/    YIELD  OUTSTANDING  EARNED/    YIELD
                                                 BALANCE     RATE       BALANCE     PAID      RATE     BALANCE     PAID       RATE
                                               -------------------      -------     ----      ----     -------     ----       ----
                                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:

Loan receivable (1)                             $ 100,655    6.91%    $ 97,070      7,114     7.33%  $  88,887    $ 6,763    7.61%

Mortgage-backed securities (2)                     22,704    4.95%      20,608        801     3.89%     15,912        919    5.78%

Investement securities (2)                          1,024    6.28%       1,029         64     6.22%      1,233         77    6.25%

Other interest earnings assets (3)                  5,366    1.78%      11,602        203     1.75%      8,385        254    3.03%
                                                    -----    ----       ------        ---     ----       -----        ---

        Total interest-earning assets             129,749    6.36%     130,309      8,182     6.28%    114,417      8,013    7.00%
                                                             ----                   -----     ----                  -----    ----

Non-interest earning assets                         7,447                5,499                           5,806
                                                    -----                -----                           -----

        Total assets                            $ 137,196            $ 135,808                       $ 120,223
                                                =========            =========                       =========

Interest-bearing liabilities:

NOW and money market accounts                   $  24,477    0.85%   $  29,751    $   228     0.77%  $  20,342    $   169    0.83

Savings and club accounts                          22,472    0.75%      21,756        303     1.39%     18,647        572    3.07

Certificates of Deposit                            58,540    2.60%      62,881      1,861     2.96%     65,998      3,016    4.57

Advances and other borrowed funds (4)               2,486    3.71%       2,545         89     3.50%      1,728         62    3.59
                                                    -----    ----        -----         --     ----       -----         --

        Total interest-bearinging liabilities     107,975    1.70%     116,933      2,481     2.12%    106,715      3,819    3.58%
                                                             ----                   -----     ----                  -----    ----

Non-interest bearing deposits                       2,026                2,499                           2,616

Non-interest bearing liabilities                    2,104                2,094                           2,607
                                                    -----                -----                           -----

Total liabilities                                 112,105              121,526                         111,938

Retained earnings                                  25,091               14,282                           8,285
                                                   ------               ------                           -----


Total liabilities and retained earnings         $ 137,196            $ 135,808                       $ 120,223
                                                =========            =========                       =========

Net interest income/interest rate spread                     4.66%                $ 5,701     4.16%               $ 4,194    3.42%
                                                             ====                 =======     ====                =======    ====

Net interest earning assets/net yield on

interest-bearing assets                         $  21,774            $  13,376                4.37%  $   7,702               3.67%
                                                =========            =========                ====   =========               ====

Ratio of average interest-bearing assets

to average interest-bearing liabilities              1.20x                1.11x                            107x

(1) Net of allowance for loan loss and net deferred fees and costs.
(2) Amounts shown are at amortized cost.
(3) Includes stock in the FHLB of New York.
(4) Includes mortgage escrow funds.

RATE/VOLUME ANALYSIS

     The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the changes related to changes in outstanding balances and those due to the changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume(i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                    YEARS ENDED MARCH 31,
                                               --------------------------------
                                                         2003 VS. 2002
                                               --------------------------------
                                                INCREASE/(DECREASE)    TOTAL
                                                     DUE TO           INCREASE
                                                VOLUME     RATE      (DECREASE)
                                               -------------------  -----------
                                                 (In Thousands)

Interest-earning assets:

   Loan receivable                              $ 623    $  (272)     $   351

   Mortgage-backed securities                     271       (389)        (118)

   Investement securities                         (13)         -          (13)

   Other interest earnings assets                  98       (149)         (51)
                                               -------------------  -----------
   Total interest-earning assets                $ 979    $  (810)     $   169
                                               -------------------  -----------

Interest-bearing liabilities:

   Transaction                                  $  77    $   (18)     $    59

   Savings                                         96       (365)        (269)

   Certificate accounts                          (142)    (1,013)      (1,155)

   Borrowings                                      29         (2)          27
                                               -------------------  -----------
   Total interest-bearing liabilities           $  60    $(1,398)     $(1,338)
                                               -------------------  -----------

Net interest income                             $ 919    $   588      $ 1,507
                                               ===================  ===========

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

     The table below sets forth, as of March 31, 2003, the latest date for which the Office of Thrift Supervision has provided Atlantic Liberty Savings, F.A. an interest rate sensitivity report of net portfolio value, the estimated changes in our net portfolio value that would result form the designated instantaneous changes in the United States Treasury yield curve.

                                                               Net Portfolio Value as a %of Present
                                                                             Value of
                  Net Portfolio Value                                   Assets/Liabilities
---------------------------------------------------------      ------------------------------------
Change in
Interest Rates    Estimated       Amount of
(basis points)    NPV               Change        Percent       NPV Ratio        Change
--------------    ----------      ---------       -------       ---------        ------------------
                     (Dollars in Thousands)

+300              $20,556          $(5,816)        (22) %         14.85%         (327) basis points
+200               22,722           (3,650)        (14)           16.12          (200) basis points
+100               24,800           (1,572)         (6)           17.29           (83) basis points
   0               26,372                -           -            18.12             -  basis points
-100               27,254              882          +3            18.54           +42  basis points


     The table above indicates that at March 31, 2003, in the event of a 100 basis point decrease in interest rates, we would experience a 3% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience an 14% decrease in net portfolio value.

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

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Association invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At March 31, 2003, cash and cash equivalents totaled $6.2 million. At March 31, 2003, the Association had commitments to fund loans of $5.6 million. At March 31, 2003, certificates of deposit represented 54.4% of total deposits. The Association expects to retain these deposit accounts. In addition, the Association could borrow up to $39 million from the Federal Home Loan Bank of New York without providing additional collateral. The Association considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

     CAPITAL RESOURCES. The Association is subject to various regulatory capital requirements administered by federal regulatory agencies. The following table summarizes the Association's regulatory capital requirements versus actual capital as of March 31, 2003:

                                       ACTUAL                REQUIRED               EXCESS
                                  -----------------      -----------------    -----------------
(Dollars in millions)              AMOUNT       %          AMOUNT      %       AMOUNT       %
                                  --------    -----      ---------   -----    --------    -----
Core capital
 (to adjusted total assets)       $  17.0     12.5%        $  5.4     4.0%    $  11.6       8.5%

Risk-based capital
  To (risk-weighted assets)       $  17.4     23.9%        $  5.8     8.0%    $  11.6      15.9%

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related notes of Atlantic Liberty Financial Corp. and Subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

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

                        ATLANTIC LIBERTY FINANCIAL CORP.

                                       and

                         ATLANTIC LIBERTY SAVINGS, F.A.


                        DIRECTORS AND EXECUTIVE OFFICERS


DIRECTORS

  Barry M. Donohue                            Thomas De Martino
  President and Chief Executive Officer,      Owner of T.M.De Martino
  Atlantic Liberty Financial Corp. and        Consulting Services, a business
  Atlantic Liberty Savings, F.A.              and government services consultant

  Richard T. Arkwright                        Honorable Guy J. Mangano
  Chairman of the Board,                      Justice, Appellate Division,
  Atlantic Liberty Financial Corp. and        Second Department, NY State
  Atlantic Liberty Savings, F.A. Chief        Appellate Court, retired
  Investment Officer, Analytic    Asset
  Management
                                              George M. Spanakos
                                              Attorney at Law
                                              President, St. Georges Realty

Executive Officers

  Barry M. Donohue                            William M. Gilfillan
  President and Chief Executive Officer       Executive Vice President and
                                              Chief Financial Officer

--------------------------------------------------------------------------------

                            SHAREHOLDER INFORMATION


ANNUAL MEETING                                INDEPENDENT AUDITORS

The Annual Meeting of Shareholders            Radics & Co., LLC
will be held at 186 Montague Street           55 US Highway 46 East
Brooklyn, NY 11201 on August 20, 2003         Pine Brook, NJ 07058
at 3:30 p.m. standard time

STOCK LISTING                                 TRANSFER AGENT AND REGISTRAR

Nasdaq                                        Registrar & Transfer
National Market under the symbol "ALFC"       10 Commerce Drive
                                              Cranford, NJ 07016
                                              (800) 368-5948
LOCAL COUNSEL

Cullen Dykman Bleekly Platt, LLP              Contact our transfer agent
177 Montague Street                           directly for assistance
Brooklyn, NY 11201                            in changing your address,
                                              elimination of duplicate
SPECIAL COUNSEL                               mailings, transferring stock, or
                                              replacing lost, stolen or
Luse Gorman Pomerenk & Schick, P.C.           destroyed stock certificates.
5335 Wisconsin Avenue, NW
Washington, DC 20015                          ANNUAL REPORT ON FORM 10-KSB

                                              A copy of the Company's Form
                                              10-KSB for the fiscal year ended
                                              March 31, 2003, as filed with the
                                              Securities and Exchange Commission
                                              is available without charge to
                                              shareholders by written request to
                                              the company. It may also be
                                              accessed on our website at:
                                              www.atlanticlibertysavings.com
                                              ------------------------------






--------------------------------------------------------------------------------

PRICE RANGE OF COMMON STOCK



FISCAL YEAR 2003                             HIGH      LOW      DIVIDENDS

Quarter ended December 31, 2002              14.09     13.02        -
Quarter ended March 31, 2003                 16.05     13.80        -


     The stock price information set forth in the table above was provided by the National Association of Securities Dealers Inc. automated quotable system (Nasdaq). Atlantic Liberty Financial Corp.'s common stock is traded on the Nasdaq National Market under the symbol "ALFC". The common stock began trading on October 23, 2002. Since trading began, the company has not declared a dividend. On June 13, 2003 there were 1,710,984 shares of Atlantic Liberty Financial Corporation common stock outstanding (including unallocated ESOP shares) and there were 401 holders of record.

                        ATLANTIC LIBERTY FINANCIAL CORP.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                   (With Independent Auditors' Report Thereon)

                                 March 31, 2003

                       ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY

                              CONSOLIDATED FINANCIAL STATEMENTS
                         (With Independent Auditors' Report Thereon)



                                            INDEX


                                                                                      Page
                                                                                    --------
Independent Auditors' Report                                                           1


Consolidated Statements of Financial Condition as of March 31, 2003 and 2002           2


Consolidated Statements of Income for the Years Ended March 31, 2003 and 2002          3


Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended March 31, 2003 and 2002                                          4


Consolidated Statements of Cash Flows for
  the Years Ended March 31, 2003 and 2002                                              5


Notes to Consolidated Financial Statements                                           6 - 30




All schedules are omitted as the required information is either not applicable or is presented in the consolidated financial statements.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To The Board of Directors and Stockholders
Atlantic Liberty Financial Corp.


We have audited the accompanying consolidated statements of financial condition of Atlantic Liberty Financial Corp. and Subsidiary (the "Company") as of March 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Liberty Financial Corp. and Subsidiary as of March 31, 2003 and 2002, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                                /s/ Radics & Co., LLC


April 28, 2003
Pine Brook, NJ

                                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  ----------------------------------------------

                                                                                          March 31,
                                                                                --------------------------------
Assets                                                             Notes             2003             2002
------                                                       ----------------   ---------------  ---------------
Cash and amounts due from depository institutions                                $   1,772,974     $     784,705
Interest-bearing deposits                                                            4,463,519         9,156,143
                                                                                 -------------     -------------

   Cash and cash equivalents                                      1 and 14           6,236,493         9,940,848

Investment securities held to maturity                          1, 3 and 14          1,024,353         1,032,433
Mortgage-backed securities:                                     1, 4 and 14
   Available for sale                                                                1,702,564                 -
   Held to maturity                                                                 21,001,491        15,757,853
Loans receivable                                              1, 5, 9 and 14       100,655,223        92,855,712
Investment in real estate                                                               78,468            78,468
Premises and equipment                                            1 and 7            1,615,933         1,352,844
Federal Home Loan Bank stock, at cost                                9                 902,400           902,400
Interest receivable                                             1, 6 and 14            672,220           697,495
Deferred tax asset                                               1 and 11              306,901           304,273
Other assets                                                     1 and 10            2,999,493         1,121,330
                                                                                 -------------     -------------

   Total assets                                                                  $ 137,195,539     $ 124,043,656
                                                                                 =============     =============

Liabilities and stockholders' equity
------------------------------------

Liabilities
-----------

Deposits                                                         8 and 14        $ 107,515,148     $ 110,990,185
Advances from Federal Home Loan Bank of New York                 9 and 14            1,600,000         2,000,000
Advance payments by borrowers for taxes and insurance                                  886,080           968,644
Other liabilities                                                                    2,103,727         1,295,662
                                                                                 -------------     -------------

   Total liabilities                                                               112,104,955       115,254,491
                                                                                 -------------     -------------

Commitments and contingencies                                    13 and 14                   -                 -

Stockholders' equity:                                        2, 10, 11 and 12
   Preferred stock; $0.10 par value; 500,000
     shares authorized; none issued and outstanding                                          -                 -
   Common stock; $0.10 par value; 6,000,000
     shares authorized; 1,710,984 shares issued and
     outstanding (2003)                                                                171,098                 -
   Additional paid-in capital                                                       16,141,335                 -
   Retained earnings-substantially restricted                                        9,975,842         8,789,165
   Unearned ESOP shares                                                             (1,197,691)                -
                                                                                 -------------     -------------

   Total stockholders' equity                                                       25,090,584         8,789,165
                                                                                 -------------     -------------

   Total liabilities and stockholders' equity                                    $ 137,195,539     $ 124,043,656
                                                                                 =============     =============

See notes to consolidated financial statements.
                                                                              2.

                                ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF INCOME
                               -------------------------------------------------

                                                                                          Year Ended March 31,
                                                                                     ------------------------------
                                                                          Notes          2003             2002
                                                                      -------------  --------------  --------------
Interest income:
   Loans                                                                 1 and 5      $  7,113,723    $  6,763,439
   Mortgage-backed securities                                               1              800,769         918,522
   Investment securities                                                    1               64,420          76,753
   Other interest-earning assets                                                           203,047         253,834
                                                                                      ------------    ------------

      Total interest income                                                              8,181,959       8,012,548
                                                                                      ------------    ------------

Interest expense:
   Deposits                                                                 8            2,391,621       3,756,053
   Advances                                                                                 80,654          52,251
   Escrow                                                                                    8,312          10,613
                                                                                      ------------    ------------

      Total interest expense                                                             2,480,587       3,818,917
                                                                                      ------------    ------------

Net interest income                                                                      5,701,372       4,193,631
Provision for loan losses                                                1 and 5            40,000          69,712
                                                                                      ------------    ------------

Net interest income after provision for loan losses                                      5,661,372       4,123,919
                                                                                      ------------    ------------

Non-interest income:
   Fees and service charges                                                                211,776         128,430
   Miscellaneous                                                                           132,647          93,437
                                                                                      ------------    ------------

      Total non-interest income                                                            344,423         221,867
                                                                                      ------------    ------------

Non-interest expenses:
   Salaries and employee benefits                                          10            2,299,610       1,591,560
   Directors' compensation                                                                 145,638         214,320
   Occupancy expenses, net                                                  1              103,821          44,867
   Equipment                                                                1              565,887         276,752
   Advertising                                                                              34,277          46,418
   Federal insurance premium                                                                19,099          27,365
   Legal fees                                                                               93,217          78,673
   Miscellaneous                                                                           662,565         587,166
                                                                                      ------------    ------------

      Total non-interest expenses                                                        3,924,114       2,867,121
                                                                                      ------------    ------------

Income before income taxes                                                               2,081,681       1,478,665
Income taxes                                                            1 and 11           895,004         620,487
                                                                                      ------------    ------------

Net income                                                                            $  1,186,677    $    858,178
                                                                                      ============    ============

Net income per common share:
   Basic/diluted                                                            1         $       0.75             N/A
                                                                                      ============    ============

Weighted average number of common shares outstanding:
   Basic/diluted                                                                         1,577,808             N/A
                                                                                      ============    ============

N/A - Not applicable. Company went public on October 22, 2002.


See notes to consolidated financial statements.

                                            ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      ----------------------------------------------------------

                                                                             Additional       Unearned
                                                 Capital        Paid-In       Retained          ESOP
                                                  Stock          Capital      Earnings          Shares              Total
                                                ---------    ------------    -----------     ------------        ------------

Balance - March 31, 2001                        $       -     $         -    $ 7,930,987     $          -        $  7,930,987

Net income for the year ended March 31, 2002            -               -        858,178                -             858,178
                                                ---------    ------------    -----------     ------------        ------------

Balance - March 31, 2002                                -               -      8,789,165                -           8,789,165

Net income for the year ended March 31, 2003            -               -      1,186,677                -           1,186,677

Sale of common stock                              171,098      16,078,096              -                -          16,249,194

Common stock acquired by ESOP                           -               -              -       (1,368,790)         (1,368,790)

ESOP shares committed to be released                    -          63,239              -          171,099             234,338
                                                ---------    ------------    -----------     ------------        ------------

Balance - March 31, 2003                        $ 171,098    $ 16,141,335    $ 9,975,842     $ (1,197,691)       $ 25,090,584
                                                =========    ============    ===========     ============        ============










See notes to consolidated financial statements.
                                                                              4.

                                ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -----------------------------------------------

                                                                                      Year Ended March 31,
                                                                                ---------------------------------
                                                                                     2003              2002
                                                                                ---------------   ---------------
Cash flows from operating activities:
   Net income                                                                    $  1,186,677       $   858,178
   Adjustments to reconcile net income to
    net cash provided by operating activities:
        Depreciation of premises and equipment                                        148,507           118,217
        Accretion of deferred fees, premiums and discounts, net                       147,109            21,011
        Provision for loan losses                                                      40,000            69,712
        Deferred income taxes                                                          (2,628)              562
        Decrease in interest receivable                                                25,275            79,711
        (Increase) decrease in other assets                                        (1,878,163)          483,217
        Increase in other liabilities                                                 808,065            68,274
        ESOP shares committed to be released                                          234,338                 -
                                                                                 ------------       -----------

             Net cash provided by operating activities                                709,180         1,698,882
                                                                                 ------------       -----------

Cash flows from investing activities:
   Purchases of:
        Mortgage-backed securities available for sale                              (1,712,013)                -
        Investment securities held to maturity                                              -        (1,038,495)
        Mortgage-backed securities held to maturity                               (15,609,710)       (5,205,490)
   Proceeds from calls, maturities and principal repayments on:
        Mortgage-backed securities available for sale                                   9,256                 -
        Investment securities held to maturity                                              -         4,000,000
        Mortgage-backed securities held to maturity                                10,161,995         8,217,730
   Net change in loans receivable                                                  (7,774,270)       (9,120,679)
   Additions to premises and equipment                                               (411,596)         (103,802)
   Purchase of Federal Home Loan Bank of New York stock                                     -           (70,800)
                                                                                 ------------       -----------

               Net cash (used in) investing activities                            (15,336,338)       (3,321,536)
                                                                                 ------------       -----------

Cash flows from financing activities:
   Net (decrease) increase in deposits                                             (3,475,037)        4,867,302
   Advances from Federal Home Loan Bank of New York                                         -         2,000,000
   Repayment of advances from Federal Home Loan Bank
     of New York                                                                     (400,000)                -
   Net (decrease) increase in payments by borrowers for taxes
     and insurance                                                                    (82,564)            6,782
   Proceeds from sale of common stock, net of ESOP shares                          14,880,404                 -
                                                                                 ------------       -----------

             Net cash provided by financing activities                             10,922,803         6,874,084
                                                                                 ------------       -----------

Net (decrease) increase in cash and cash equivalents                               (3,704,355)        5,251,430
Cash and cash equivalents - beginning                                               9,940,848         4,689,418
                                                                                 ------------       -----------

Cash and cash equivalents - ending                                               $  6,236,493       $ 9,940,848
                                                                                 ============       ===========

Supplemental information:
   Cash paid during the period for:
        Interest on deposits and borrowings                                      $  2,477,405       $ 3,818,917
                                                                                 ============       ===========

        Income taxes                                                             $  1,013,935       $   836,248
                                                                                 ============       ===========


See notes to consolidated financial statements.
                                                                              5.

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF OPERATIONS AND BASIS OF CONSOLIDATED FINANCIAL STATEMENT PRESENTATION

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Atlantic Liberty Savings, F.A. (the "Bank"). See note 2. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The Bank's principal business consists of attracting retail deposits from the general public in the areas surrounding its two locations in Brooklyn, New York and investing those deposits, together with funds generated from operations and borrowings, primarily in one-to four-family residential mortgage loans, multi-family and commercial real estate loans, mortgage related securities and various other securities. One-to four-family residential real estate in the Bank's market areas is characterized by a large number of attached and semi-detached houses, including a number of two-and three-family homes and cooperative apartments. Revenues are derived principally from the interest on loans, securities, loan origination and servicing fees, and service charges and fees collected on deposit accounts. The primary sources of funds are deposits and principal and interest payments on loans and securities.

          The Bank's lending areas is concentrated in the neighborhoods surrounding the Bank's office locations in Brooklyn, New York. Most of the deposit customers are residents of the greater New York metropolitan area.

          The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates.

          Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the amount of deferred taxes which are more likely than not to be realized. Management believes that the allowance for loan losses is adequate and that all deferred taxes are more likely than not to be realized. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the Bank's market area. The assessment of the amount of deferred tax assets more likely than not to be realized is based upon projected future taxable income, which is subject to continual revisions for updated information.

          In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

          CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash and amounts due from depository institutions and interest-bearing deposits in other banks with original maturities of three months or less.

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd.)

          SECURITIES

          Investments in debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities nor as held-to-maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, if applicable, reported in the accumulated other comprehensive income component of stockholders' equity.

          Premiums and discounts on all securities are amortized or accreted to income using the level-yield method. Gain or loss on sales of securities is based on the specific identification method.

          LOANS RECEIVABLE

          Loans receivable is stated at unpaid principal balances less the allowance for loan losses and net deferred loan fees. Interest is calculated by the use of the actuarial method.

          Recognition of interest income is discontinued and existing accrued interest receivable reversed on loans that are more than ninety days delinquent or where management, through its loan review process, feels such interest is uncollectible. Income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is probable, in which case the loan is returned to an accrual status.

          Loan origination fees and certain direct loan origination costs are deferred and accreted to income as an adjustment of yield over the contractual lives of the related loans by use of the interest method.

          ALLOWANCE FOR LOAN LOSSES

          An allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. The Bank utilizes a two tier approach:
          (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of its loan portfolio. The Bank maintains a loan review system which allows for a periodic review of its loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, types of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is deemed to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd.)

          ALLOWANCE FOR LOAN LOSSES (CONT'D.)

          All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions and management's judgment. The allowance is increased through provisions charged against current earnings and recoveries of previously charged off loans. Loans which are determined to be uncollectible are charged against the allowance. Although management believes that specific and general loan loss allowances are established to absorb losses which are probable and reasonably estimable, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may be necessary. Payments received on impaired loans are applied first to accrued interest receivable and then to principal.

          CONCENTRATION OF RISK

          The Bank's lending activities are concentrated in loans secured by real estate primarily located in the State of New York.

          PREMISES AND EQUIPMENT

          Premises and equipment are comprised of land, at cost, and buildings and improvements and furnishings and equipment, at cost, less accumulated depreciation. Depreciation charges are computed on the straight-line method over the following estimated useful lives:

              Buildings and improvements         30 years
              Furnishings and equipment          3 to 5 years

          Significant renewals and betterments are charged to the premises and equipment account. Maintenance and repairs are charged to expense in the year incurred. Rental income is netted against occupancy expense in the consolidated statements of income.

          INCOME TAXES

          Federal, state and city income taxes have been provided on the basis of reported income. The amounts reflected on the income tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and tax reporting purposes. Deferred income taxes are recorded to recognize such temporary differences. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset which more likely than not will not be realized. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize all deferred tax assets.

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd.)

          INTEREST RATE RISK

          The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with other funds, to make loans secured by real estate and, to a lesser extent, to purchase investment and mortgage-backed securities. The potential for interest-rate risk exists as a result of the shorter duration of interest-sensitive liabilities compared to the longer duration of interest-sensitive assets. In a rising rate environment, liabilities will reprice faster than assets, thereby reducing net interest income. For this reason, management regularly monitors the maturity structure of interest sensitive assets and liabilities in order to measure its level of interest-rate risk and to plan for future volatility.

          NET INCOME PER SHARE

          Basic and diluted net income per share for the year ended March 31, 2003, were computed by dividing net income for the year by the weighted average number of shares of common stock outstanding, adjusted for unearned shares of the ESOP. Such amounts were calculated based upon income for the entire year, although the Bank converted to stock form on October 22, 2002, and the weighted average number of shares outstanding since October 22, 2002, as if such shares were outstanding during the entire year. Diluted net income per share did not differ from basic net income per share as there were no contracts or securities exercisable or which could be converted into common stock which would have a dilutive effect.

          RECLASSIFICATION

          Certain amounts as of and for the year ended March 31, 2002 have been reclassified to conform to current year's presentation.

2.   STOCK CONVERSION

On April 17, 2002, the Board of Directors of the Bank adopted a Plan of Conversion ("Plan") under which Atlantic Liberty Savings, F.A. converted from a federal mutual savings and loan association to a federal stock savings and loan association, and formed the Company. The Plan was approved by the Office of Thrift Supervision ("OTS") and by the association members at a Special Meeting of Members held on October 4, 2002.

On October 22, 2002, the Company sold 1,710,984 shares of common stock at $10 per share and received net proceeds of $14.8 million, exclusive of conversion expenses of $861,000 and $1.4 million to fund the purchase of shares for the Employee Stock Ownership Plan (the "ESOP"). Approximately 50% of the net proceeds were used by the Company to acquire all of the capital stock of the Bank.

At the time of conversion, the Bank established a liquidation account in an amount equal to its total retained earnings as of March 31, 2002. The liquidation account is maintained by the Bank for the benefit of eligible account holders as of March 31, 2002, and supplemental eligible account holders as of June 30, 2002, who continue to maintain deposit accounts at the Bank after the conversion. The Bank will maintain the liquidation account in accordance with applicable federal regulations.

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------

3.   INVESTMENT SECURITIES HELD TO MATURITY

                                                                           March 31, 2003
                                                    --------------------------------------------------------------
                                                                         Gross Unrealized
                                                      Carrying      -----------------------------    Estimated
                                                        Value           Gains          Losses        Fair Value
                                                    --------------  -------------  --------------  ---------------
Corporate bonds:
  Due after one year through five years              $  1,024,353    $   47,102      $         -    $  1,071,455
                                                     ============    ==========      ===========    ============

                                                                           March 31, 2002
                                                    --------------------------------------------------------------
                                                                         Gross Unrealized
                                                      Carrying      -----------------------------    Estimated
                                                        Value           Gains          Losses        Fair Value
                                                    --------------  -------------  --------------  ---------------
Corporate bonds:
  Due after one year through five years              $ 1,032,433     $        -      $     5,543    $  1,026,890
                                                     ============    ==========      ===========    ============

There were no sales of investment securities held to maturity during the years ended March 31, 2003 and 2002.

4.   MORTGAGE-BACKED SECURITIES

AVAILABLE FOR SALE

                                                                           March 31, 2003
                                                    --------------------------------------------------------------
                                                                         Gross Unrealized
                                                      Carrying      -----------------------------    Estimated
                                                        Value           Gains          Losses        Fair Value
                                                    --------------  -------------  --------------  ---------------
Federal Home Loan Mortgage Corporation
  (due after ten years)                              $  1,702,564    $        -      $         -    $  1,702,564
                                                     ============    ==========      ===========    ============

HELD FOR SALE

                                                                           March 31, 2003
                                                    --------------------------------------------------------------
                                                                         Gross Unrealized
                                                      Carrying      -----------------------------    Estimated
                                                        Value           Gains          Losses        Fair Value
                                                    --------------  -------------  --------------  ---------------
Government National Mortgage Association             $  4,810,879    $   59,700      $         -    $  4,870,579
Federal Home Loan Mortgage Corporation                  6,112,127       116,054            2,171       6,226,010
Federal National Mortgage Association                   9,945,608       132,101           19,684      10,058,025
Collateralized Mortgage Obligations:
   Federal Home Loan Mortgage Corporation                 132,877           680               19         133,538
                                                     ------------    ----------      -----------    ------------

                                                     $ 21,001,491    $  308,535      $    21,874    $ 21,288,152
                                                     ============    ==========      ===========    ============

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------

4. MORTGAGE-BACKED SECURITIES (Cont'd.)

HELD FOR SALE


                                                                           March 31, 2002
                                                    --------------------------------------------------------------
                                                                         Gross Unrealized
                                                      Carrying      -----------------------------    Estimated
                                                        Value           Gains          Losses        Fair Value
                                                    --------------  -------------  --------------  ---------------

Government National Mortgage Association             $  1,142,624    $    9,210      $    21,810    $  1,130,024
Federal Home Loan Mortgage Corporation                  6,587,251        85,117           30,416       6,641,952
Federal National Mortgage Association                   6,972,627        92,801            9,651       7,055,777
Collateralized Mortgage Obligations:
   Federal Home Loan Mortgage Corporation                 764,073         1,931            3,111         762,893
   Federal National Mortgage Association                  291,278           156               66         291,368
                                                     ------------    ----------      -----------    ------------

                                                     $ 15,757,853    $  189,215      $    65,054    $ 15,882,014
                                                     ============    ==========      ===========    ============

The unamortized cost and estimated fair value of mortgage-backed securities held to maturity at March 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations.

                                                   Value          Fair Value
                                                ------------    -------------
                                                      (In Thousands)

Due after one year through five years             $      8         $      9
Due after five years through ten years                  31               31
Due after ten years                                 20,962           21,248
                                                  --------         --------

                                                  $ 21,001         $ 21,288
                                                  =========        ========

There were no sales of mortgage-backed securities during the years ended March 31, 2003 and 2002.

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------

5.   LOANS RECEIVABLE

                                                                             March 31,
                                                                -----------------------------------
                                                                      2003              2002
                                                                ---------------   -----------------
Real estate mortgage:
   One-to-four family                                            $  68,057,279      $  64,499,214
   Multi-family                                                     14,859,763         13,653,288
   Commercial and land                                              17,817,647         15,076,351
                                                                 -------------      -------------

                                                                   100,734,689         93,228,853
                                                                 -------------      -------------

Consumer:
   Home equity loans                                                   533,517            189,453
   Unsecured                                                            21,541             26,205
                                                                 -------------      -------------

                                                                       555,058            215,658
                                                                 -------------      -------------

        Total loans                                                101,289,747         93,444,511
                                                                 -------------      -------------

Less:
   Allowance for loan losses                                           483,882            435,104
   Net deferred loan fees                                              150,642            153,695
                                                                 -------------      -------------

                                                                       634,524            588,799
                                                                 -------------      -------------

                                                                 $ 100,655,223      $  92,855,712
                                                                 =============      =============

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------

5.   LOANS RECEIVABLE (Cont'd.)

At March 31, 2003 and 2002, loans for which the accrual of interest had been discontinued totaled approximately $127,000 and $725,000, respectively. During the years ended March 31, 2003 and 2002, the Bank recognized interest income of approximately $3,000 and $44,000, respectively, on these loans. Interest income that would have been recorded, had the loans been performing in accordance with their original terms, amounted to approximately $6,000 and $69,000, respectively, for the years ended March 31, 2003 and 2002.

The Bank has granted loans to its officers and managers and to their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The activity in such loans is as follows:

                                                                       Years Ended March 31,
                                                                -----------------------------------
                                                                      2003              2002
                                                                ---------------   -----------------
                                                                          (In Thousands)
     Balance - beginning                                         $         780      $       1,226
     Newly associated                                                    1,087                194
     New loans                                                             915                  -
     Loans no longer associated                                              -               (596)
     Repayments                                                           (704)               (44)
                                                                 -------------      -------------

     Balance - ending                                            $       2,078      $         780
                                                                 =============      =============

The following is an analysis of the allowance for loan losses:

                                                                       Years Ended March 31,
                                                                -----------------------------------
                                                                      2003              2002
                                                                ---------------   -----------------
     Balance - beginning                                         $     435,104      $     358,104
     Provision charged to operations                                    40,000             69,712
     Loans charged offs                                                      -               (481)
     Loan recoveries                                                     8,778              7,769
                                                                 -------------      -------------

     Balance - ending                                            $     483,882      $     435,104
                                                                 =============      =============

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------

5.   LOANS RECEIVABLE (Cont'd.)

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows:

                                                                   Years Ended March 31,
                                                             ---------------------------------
                                                                   2003              2002
                                                             ---------------   ---------------
     Recorded investments in impaired loans:
        With recorded allowances                             $           -      $           -
        Without recorded allowances                                      -            725,186

             Total impaired loans                                        -            725,186
        Related allowance for loan losses                                -                  -
                                                             -------------      -------------

             Net impaired loans                              $           -      $     725,186
                                                             =============      =============

For the years ended March 31, 2003 and 2002, the average recorded investment in impaired loans totaled $613,000 and $257,000, respectively. Cash basis interest income of approximately $124,000 and $6,000, respectively, for the years ended March 31, 2003 and 2002, was recognized on such loans during the time such loans were impaired.

6.   INTEREST RECEIVABLE

                                                                            March 31,
                                                                -------------------------------
                                                                     2003             2002
                                                                --------------   --------------
Loans, net of allowance for uncollected interest
  of $1,354 (2003) and $19,721 (2002)                             $   513,507      $   568,294
Mortgage-backed securities                                            132,562          103,051
Investment securities                                                  26,151           26,150
                                                                  -----------      -----------

                                                                  $   672,220      $   697,495
                                                                  ===========      ===========

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------

7.   PREMISES AND EQUIPMENT

                                                                    March 31,
                                                         ------------------------------
                                                             2003             2002
                                                         -------------   --------------

Land                                                      $   400,000      $   400,000
Buildings and improvements                                  2,250,470        1,999,229
Furnishings and equipment                                     600,891          442,111
                                                          -----------      -----------

                                                            3,251,361        2,841,340
Less accumulated depreciation                               1,635,428        1,488,496
                                                          -----------      -----------

                                                          $ 1,615,933      $ 1,352,844
                                                          ===========      ===========

8.   DEPOSITS

                                                                   March 31,
                               ----------------------------------------------------------------------------------
                                                 2003                                              2002
                               ----------------------------------------  ----------------------------------------
                                 Weighted                                  Weighted
                                 Average                                   Average
                                   Rate         Amount       Percent         Rate         Amount       Percent
                               ------------ -------------- ------------  ------------ -------------- ------------
Demand accounts:
   Non-interest bearing           0.00%      $  2,025,682       1.89%        0.00%     $   2,427,596       2.19%
   Interest bearing               0.25%         6,602,689       6.14%        0.74%         6,231,428       5.61%
Regular savings                   0.75%        22,473,207      20.90%        1.24%        19,889,116      17.92%
Money Market                      1.10%        17,873,494      16.62%        1.54%        17,389,828      15.67%
Certificates of deposit           2.60%        58,540,076      54.45%        3.53%        65,052,217      58.61%
                                             ------------                              -------------    -------

   Total deposits                 1.77%      $107,515,148    100.00%         2.57%     $ 110,990,185     100.00%
                                             ============                              =============    =======

A summary of certificates of deposit by maturity follows (in thousands):

                                                                    March 31,
                                                         ------------------------------
                                                             2003             2002
                                                         -------------   --------------
One year or less                                          $    39,220      $    46,440
After one to two years                                          6,933            8,612
After two to three years                                        2,938            2,847
After three years                                               9,449            7,153
                                                          -----------      -----------

                                                          $    58,540      $    65,052
                                                          ===========      ===========

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------

8.   DEPOSITS (Cont'd.)

Interest expense on deposits consists of the following:

                                                              Year Ended March 31,
                                                         ------------------------------
                                                             2003             2002
                                                         -------------   --------------
Demand deposits                                           $    29,242      $   168,576
Savings and money market                                      501,677          571,665
Certificates of deposit                                     1,874,913        3,026,669
                                                          -----------      -----------

                                                            2,405,832        3,766,910

Early withdrawal penalties                                    (14,211)         (10,857)
                                                          -----------      -----------

                                                          $ 2,391,621      $ 3,756,053
                                                          ===========      ===========

At March 31, 2003 and 2002, time deposits with denominations of $100,000 or more amounted to approximately $11,367,000 and $15,194,000, respectively. Deposits in excess of $100,000 are not federally insured.

9.   ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK ("FHLB")

                                                       March 31,
                                             ----------------------------
           Maturity          Interest Rate       2003            2002
    ----------------------  ---------------  -------------  -------------

    August 30, 2002             3.61%         $        -     $  400,000
    September 2, 2003           4.15%            400,000        400,000
    August 30, 2004             4.63%            600,000        600,000
    August 30, 2005             4.94%            300,000        300,000
    August 30, 2006             5.16%            300,000        300,000
                                              ----------     ----------

                                              $1,600,000     $2,000,000
                                              ==========     ==========

At March 31, 2003 and 2002, the advances are secured by stock of the FHLB in the amount of $902,400 and a blanket assignment of qualifying loans.

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------

10.  BENEFIT PLANS

          PENSION PLAN

          The Bank has a non-contributory pension plan covering all eligible employees. The plan is a defined benefit plan which provides benefits based on a participant's years of service and compensation. The Bank's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes.

          The following table sets forth the plan's funded status:

                                                                                  March 31,
                                                                     ---------------------------------
                                                                          2003               2002
                                                                     ---------------    --------------
            CHANGE IN BENEFIT OBLIGATION

            Benefit obligation - beginning                            $    953,697        $   799,601
                Service cost                                               113,808             96,048
                Interest cost                                               68,533             57,971
                Actuarial loss                                              92,101              7,683
                Settlements and plan amendments                             12,050             (7,606)
                                                                      ------------        -----------

            Benefit obligation - ending                               $  1,240,189        $   953,697
                                                                      ============        ===========

            CHANGE IN PLAN ASSETS

            Fair value of assets - beginning                          $  1,313,461        $ 1,418,239
                Actual loss on plan assets                                (211,870)           (97,172)
                Settlements                                                   (556)            (7,606)
                                                                      ------------        -----------

            Fair value of assets - ending                             $  1,101,035        $ 1,313,461
                                                                      ============        ===========

            RECONCILIATION OF FUNDED STATUS

            Accumulated benefit obligation                            $   (902,121)       $  (649,870)
                                                                      ============        ===========

            Projected benefit obligation                              $ (1,240,189)       $  (953,697)
            Fair value of assets                                         1,101,035          1,313,461
                                                                      ------------        -----------

            Funded status                                                 (139,154)           359,764
            Unrecognized transition (asset)                                 (7,706)           (15,411)
            Unrecognized loss                                              549,189            127,915
            Unrecognized past service liability                            105,532            106,014
                                                                      ------------        -----------

            Prepaid expense included in other assets                  $    507,861        $   578,282
                                                                      ============        ===========


                                                                                                    17.

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

10.  BENEFIT PLANS (Cont'd.)

                                                                             Years Ended March 31,
                                                                     ---------------------------------
                                                                          2003               2002
                                                                     ---------------    --------------
            NET PERIODIC PENSION EXPENSE

            Service cost                                              $    113,808        $    96,048
            Interest cost                                                   68,533             57,971
            Expected return on assets                                     (118,211)          (127,642)
            Amortization of:
                Unrecognized past service liability                         13,088             11,858
                Unrecognized transition (asset)                             (7,705)            (7,705)
                Unrecognized loss                                              908                  -
                                                                      ------------        -----------

                Total pension expense included in salaries
                  and employee benefits                               $     70,421        $    30,530
                                                                      ============        ===========

            VALUATION ASSUMPTIONS

            Discount rate                                                     7.00%              7.25%
            Long term rate                                                    9.00%              9.00%
            Salary increase rate                                              4.25%              4.75%

          SAVINGS AND INVESTMENT PLAN (THE "PLAN")

          The Bank sponsors a Plan, pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Employees may elect to save up to 10% of their compensation of which the Bank will match 100% of employees contribution up to 6% of eligible compensation. The Plan expense, which is included in salaries and employee benefits, amounted to approximately $63,000 and $64,000 for the years ended March 31, 2003 and 2002, respectively.

          OFFICERS' SUPPLEMENTAL PENSION PLAN

          Effective October 17, 1995, the Bank adopted a non-qualified supplemental pension plan to provide a supplemental pension benefit to the Bank's deceased former Chief Executive Officer (the "Officer"). The plan provides for payments to be made in the amount of $20,000 per year, adjusted by the consumer price index, for fifteen years commencing with the Officer attaining age sixty-five and commencing upon retirement or date of death. Such benefit is paid to the Officer's designated beneficiaries. Effective April 1, 1996, the Bank began making payments to the beneficiaries and has accrued $111,000 and $124,000 as of March 31, 2003 and 2002, respectively, towards this liability. Expense recorded for this plan totalled approximately $7,000 during both the years ended March 31, 2003 and 2002.

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

10.  BENEFIT PLANS (Cont'd.)

          ESOP

          Effective upon the consummation of the Bank's reorganization, an ESOP was established for all eligible employees who had completed a twelve-month period of employment with the Bank and at least 1,000 hours of service and had attained the age of 21. The ESOP used $1,368,790 in proceeds from a term loan obtained from the Company to purchase 136,879 shares of the Company's common stock in the open market. The term loan principal is payable over ten equal annual installments through September 30, 2012. Interest on the term loan is at the prime rate. Each year, the Bank intends to make discretionary contributions to the ESOP which will be equal to principal and interest payments required on the term loan. The loan is further paid down by the amount of dividends paid, if any, on the common stock owned by the ESOP.

          Shares purchased with the loan proceeds were initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account will be allocated among the participants on the basis of compensation, as described by the Plan, in the year of allocation.

          The ESOP is accounted for in accordance with Statement of Position 93-6 "Accounting for Employee Stock Ownership Plans", which was issued by the American Institute of Certified Public Accountants in November 1993. Accordingly, the ESOP shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. As shares are committed to be released from collateral, compensation expense equal to the current market value of the shares is recorded, and the shares become outstanding for basic net income per common share computations. ESOP compensation expense was $234,000 for the year ended March 31, 2003.

          The ESOP shares at March 31, 2003, were as follows:

                Allocated shares                                   17,110
                Shares committed to be released                         -
                Unreleased shares                                 119,769
                                                             ------------

                Total ESOP shares                                 136,879
                                                             ============

                Fair value of unreleased shares              $  1,792,942
                                                             ============

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

11.  INCOME TAXES

The Bank qualifies as a savings institution under the provisions of the Internal Revenue Code and therefore, must calculate its tax bad debt deduction using either the experience method or the specific charge off method. Retained earnings at March 31, 2003, includes approximately $1.3 million of pre-1988 (base year) bad debt allowance for which federal income taxes have not been provided. In addition, deferred New York State and New York City taxes have not been provided on bad debt allowances in the amount of $2.3 million and $2.4 million, respectively. If such amounts are used for purposes other than to absorb bad debts, including distributions in liquidation, their will be subject to income taxes at the then current rates.

The components of income tax expense are summarized as follows:

                                                          Year Ended March 31,
                                                     ---------------------------
                                                         2003            2002
                                                     ------------   ------------

     Current income tax expense:
           Federal                                    $  630,764      $ 434,768
           State and city                                266,868        185,157
                                                      ----------      ---------

                                                         897,632        619,925
                                                      ----------      ---------

     Deferred income tax (benefit) expense:
           Federal                                        (1,572)        10,717
           State and city                                 (1,056)       (10,155)
                                                      ----------      ---------

                                                          (2,628)           562
                                                      ----------      ---------

                                                      $  895,004      $ 620,487
                                                      ==========      =========

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

11.  INCOME TAXES (Cont'd.)

The components of the net deferred income tax asset are as follows:

                                                             March 31,
                                                   ---------------------------
                                                        2003           2002
                                                   -------------  ------------

Deferred income tax assets:
  Deferred compensation                             $   272,494    $   301,850
  Deferred loan fees                                     29,348          8,086
  Allowance for loan losses                             215,592        203,082
  Uncollected interest                                      603          9,065
  Officers supplemental pension                          49,456         56,995
  Other                                                  32,079         31,996
                                                    -----------    -----------

                                                        599,572        611,074
                                                    -----------    -----------

Deferred income tax liabilities:
  Prepaid pension                                      (226,275)      (265,801)
  Depreciation                                          (66,396)       (41,000)
                                                    -----------    -----------

                                                       (292,671)      (306,801)
                                                    -----------    -----------

  Net deferred income tax asset                     $   306,901    $   304,273
                                                    ===========    ===========


The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of 34% to income before income taxes:

                                                       Years Ended March 31,
                                                   ---------------------------
                                                        2003           2002
                                                   -------------  ------------


  Federal income tax expense                        $   707,772    $   502,746
  Increases in taxes resulting from:
       New York state and city income tax,
        net of federal income tax effect                175,436        115,501
       Other items, net                                  11,796          2,240
                                                    -----------    -----------

  Effective income tax expense                      $   895,004    $   620,487
                                                    ===========    ===========

  Effective income tax rate                               42.99%         41.96%
                                                    ===========    ===========

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

12.  REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to adjusted total assets (as defined). The following tables present a reconciliation of capital per GAAP and regulatory capital and information as to the Bank's capital levels at the dates presented:

                                                            March 31,
                                                   ---------------------------
                                                        2003           2002
                                                   -------------  ------------
                                                          (In Thousands)

GAAP capital (core and tangible capital)            $    16,965    $     8,789

Add:  general valuation allowance                           484            435
Less:  investment in real estate                            (78)           (78)
                                                    -----------    -----------

     Total regulatory capital                       $    17,371    $     9,146
                                                    ===========    ===========

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

12.  REGULATORY CAPITAL (Cont'd.)

                                                                          As of March 31, 2003
                                          ----------------------------------------------------------------------------------------
                                                                                                         To Be Well Capitalized
                                                                             Minimum Capital           Under Prompt Corrective
                                                    Actual                     Requirements                Actions Provisions
                                          ---------------------------   ---------------------------    ---------------------------
                                             Amount         Ratio          Amount          Ratio         Amount          Ratio
                                          ------------   ------------   ------------    -----------    -----------    ------------
                                                                           (Dollars in Thousands)
Total Capital
 (to risk-weighted assets)                    $17,371         23.89%        $ 5,816          8.00%        $ 7,270          10.00%

Tier 1 Capital
 (to risk-weighted assets)                    $16,965         23.34%              -             -         $ 4,362           6.00%

Core (Tier 1) Capital
 (to adjusted total assets)                   $16,965         12.52%        $ 5,421          4.00%        $ 6,776           5.00%

Tangible Capital
 (to adjusted total assets)                   $16,965         12.52%        $ 2,033          1.50%              -              -


                                                                          As of March 31, 2002
                                          ----------------------------------------------------------------------------------------
                                                                                                         To Be Well Capitalized
                                                                             Minimum Capital           Under Prompt Corrective
                                                    Actual                     Requirements                Actions Provisions
                                          ---------------------------   ---------------------------    ---------------------------
                                             Amount         Ratio          Amount          Ratio         Amount          Ratio
                                          ------------   ------------   ------------    -----------    -----------    ------------
                                                                           (Dollars in Thousands)
Total Capital
 (to risk-weighted assets)                    $ 9,146         14.02%        $ 5,218          8.00%        $ 6,522          10.00%

Tier 1 Capital
 (to risk-weighted assets)                    $ 8,789         13.48%         -                  -         $ 3,913           6.00%

Core (Tier 1) Capital
 (to adjusted total assets)                   $ 8,789          7.09%        $ 4,962          4.00%        $ 6,202           5.00%

Tangible Capital
 (to adjusted total assets)                   $ 8,789          7.09%        $ 1,861          1.50%          -                     -

As of December 31, 2001, the most recent notification from the OTS, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions existing or events which have occurred since notification that management believes have changed the Bank's category.

13.  COMMITMENTS AND CONTINGENCIES

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These commitments include commitments to originate loans and purchase securities. These financial instruments primarily include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated statements of financial condition.

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

13.  COMMITMENTS AND CONTINGENCIES (Cont'd.)

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but primarily includes residential real estate and income-producing commercial properties.

Commitments to purchase securities are contacts for delayed delivery of securities in which seller agrees to make delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise from possible inability of counterparties to meet the terms of their contracts and from movement in securities values and interest rates.

The Bank had the following commitments outstanding:

                                                            March 31,
                                                  ----------------------------
                                                       2003          2002
                                                  -------------  -------------

     To originate loans                            $ 5,646,000     $ 2,633,000
                                                   ===========     ===========

     To purchase mortgage-backed securities        $         -     $   865,000
                                                   ===========     ===========


At March 31, 2003, of the $5,646,000 in outstanding commitments to originate loans, $415,000 were for fixed rate loans with rates ranging from 5.50% to 5.75%, $4,231,000 were for adjustable rate loans with initial rates ranging from 4.50% to 7.25%, and $1,000,000 was for an adjustable rate participation with an initial rate of 5.75%.

The Bank also has, in the normal course of business, commitments for services and supplies. Management does not anticipate losses on any of these transactions.

The Company and the Bank are parties to various litigation which arises primarily in the ordinary course of business. In the opinion of management, the ultimate disposition of such litigation should not have a material effect on the consolidated financial position or results of operations of the Company.

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

14.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced or liquidation sale. Significant estimations were used by management for the purposes of this disclosure. Estimated fair values have been determined using the best available data and estimation methodology suitable for each category of financial instruments. Fair value estimates, methods and assumptions are set forth below.

          CASH AND CASH EQUIVALENTS AND INTEREST RECEIVABLE

          The carrying amounts for cash and cash equivalents and interest receivable approximate fair value because they mature in three months or less.

          SECURITIES

          The fair value of securities, both available for sale and held to maturity, are based on quoted market or dealer prices, if available. If quoted market or dealer prices are not available, fair value is estimated using quoted market prices for similar securities.

          LOANS RECEIVABLE

          Fair value is estimated by discounting future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities, of such loans.

          DEPOSITS

          The fair value of demand and savings deposit accounts is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting future cash flow using rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market.

          ADVANCES FROM FEDERAL HOME LOAN BANK OF NEW YORK

          The fair value is estimated using rates currently offered for liabilities of similar remaining maturities, or when available, quoted market prices.

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------


14.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont'd.)

          COMMITMENTS

          The fair value of loan commitments is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates.

                                                                                         March 31,
                                                               ------------------------------------------------------------
                                                                           2003                             2002
                                                               -----------------------------    ---------------------------
                                                                 Carrying        Estimated        Carrying      Estimated
                                                                  Amount         Fair Value        Amount       Fair Value
                                                               ------------    -------------    ------------  -------------
                                                                                      (In Thousands)
            Financial assets
            ----------------

            Cash and cash equivalents                           $    6,236      $    6,236        $   9,941     $    9,941
            Mortgage-backed securities available for sale            1,703           1,703                -              -
            Investment securities held to maturity                   1,024           1,071            1,032          1,027
            Mortgage-backed securities held to maturity             21,001          21,288           15,758         15,882
            Loans receivable                                       100,655         103,291           92,856         93,823
            Interest receivable                                        672             672              697            697

            Financial liabilities
            ---------------------

            Deposits                                               107,515         108,316          110,990        111,573
            Advances                                                 1,600           1,682            2,000          2,018

            Commitments
            -----------

            To originate loans                                       5,646           5,646            2,633          2,633
            To purchase securities                                       -               -              865            865


The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

In addition, fair value estimates are based on existing on-and-off balance sheet financial instruments, without attempting to estimate the value of anticipated future business, and exclude the value of assets and liabilities that are not considered financial instruments. Other significant assets that are not considered financial assets and liabilities include premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS (Cont'd.)

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.


15.   PARENT ONLY FINANCIAL INFORMATION

The following are condensed financial statements for Atlantic Liberty Financial Corp. (Parent company only).

                              STATEMENT OF CONDITION

                                                                          March 31,
                                                                            2003
                                                                      ------------------
Assets:
       Cash and due from banks                                           $   5,147,915
       Securities available for sale                                         1,702,564
       Loan receivable                                                       1,231,911
       Investment in subsidiary                                             16,965,305
       Interest receivable                                                      25,789
       Other assets                                                             17,100
                                                                         -------------

                  Total assets                                           $  25,090,584
                                                                         =============

Liabilities                                                              $           -
                                                                         -------------

Stockholders' equity                                                        25,090,584
                                                                         -------------

Total liabilities and stockholders' equity                               $  25,090,584
                                                                         =============

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

15.  PARENT ONLY FINANCIAL INFORMATION (Cont'd.)

                                STATEMENT OF INCOME

                                                                     Year Ended March 31,
                                                                             2003
                                                                    ---------------------

Interest income                                                               38,929
                                                                        ------------

         Total income                                                         38,929
                                                                        ------------

Legal expense                                                                  2,516
Other expense                                                                 24,676
                                                                        ------------

         Total non-interest expenses                                          27,192
                                                                        ------------

Income before income tax and equity in
   undistributed earnings of subsidiary                                       11,737
Income tax                                                                    11,055
                                                                        ------------

Income before equity in undistributed
  earnings of subsidiary                                                         682
Equity in undistributed
  earnings of subsidiary                                                     782,580
                                                                        ------------

Net income                                                              $    783,262
                                                                        ============

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------


15.  PARENT ONLY FINANCIAL INFORMATION (Cont'd.)

                                    STATEMENT OF CASH FLOWS

                                                                                  Year Ended March 31,
                                                                                          2003
                                                                                 ---------------------
Cash flows from operating activities:
     Net income                                                                       $    783,262
     Adjustments to reconcile net income to net cash
       used in operating activities:
            Net amortization of premium                                                        193
            Equity in undistributed earnings of subsidiary                                (782,580)
            (Increase) in interest receivable (25,789)
            (Increase) in other assets (17,100)
                  Net cash used in operating activities                                    (42,014)
                                                                                      ------------
Cash flows from investing activities:
     Purchase of mortgage-backed securities available for sale                          (1,712,013)
     Proceeds from repayments of mortgage-backed securities available for sale               9,256
     Increase in loans receivable                                                       (1,231,911)
     Initial investment in subsidiary                                                   (8,124,597)
                                                                                      ------------
                  Net cash used in investing activities                                (11,059,265)
                                                                                      ------------
Cash flows from financing activities:
     Net proceeds from issuance of common stock                                         16,249,194
                                                                                      ------------
                  Net cash provided by financing activities                             16,249,194
                                                                                      ------------
Net increase in cash and cash equivalents                                                5,147,915
Cash and cash equivalents - beginning                                                            -
                                                                                      ------------
Cash and cash equivalents - ending                                                    $  5,147,915
                                                                                      ============

                 ATLANTIC LIBERTY FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                  Quarter Ended
                                                            -------------------------------------------------------
                                                             June 30,     September 30,   December 31,   March 31,
                                                               2002            2002           2002         2003
                                                            ----------      ----------     ----------    ----------
                                                                  (In thousands, except for per share amounts)

Total interest income                                       $    2,004      $    2,032     $    2,116    $    2,030
Total interest expense                                             706             666            610           499
                                                            ----------      ----------     ----------    ----------

Net interest income                                              1,298           1,366          1,506         1,531
Provision for loan losses                                            -               -             40             -
Non-interest income                                                100              63             77           105
Non-interest expenses                                              805             892          1,092         1,135
Income taxes                                                       247             225            209           214
                                                            ----------      ----------     ----------    ----------
Net income                                                  $      346      $      312     $      242    $      287
                                                            ==========      ==========     ==========    ==========
Net income per common share - basic
  and diluted                                                 N/A (1)         N/A (1)      $     0.15    $     0.18
Weighted average number of
  common shares outstanding -
  basic and diluted                                           N/A (1)         N/A (1)       1,574,301     1,588,972

                                                                                  Quarter Ended
                                                            -------------------------------------------------------
                                                             June 30,     September 30,   December 31,   March 31,
                                                               2001            2001           2001         2002
                                                            ----------      ----------     ----------    ----------
                                                                  (In thousands, except for per share amounts)

Total interest income                                       $    2,005      $    2,008     $    1,981    $    2,018
Total interest expense                                           1,089           1,044            928           758
                                                            ----------      ----------     ----------    ----------

Net interest income                                                916             964          1,053         1,260

Provision for (recapture of) loan losses                             -               -             (8)           78
Non-interest income                                                 67              57             71            27
Non-interest expenses                                              709             671            687           800
Income taxes                                                       111             151            189           169
                                                            ----------      ----------     ----------    ----------

Net income                                                  $      163      $      199     $      256    $      240
                                                            ==========      ==========     ==========    ==========

Net income per share                                          N/A (1)         N/A (1)       N/A (1)       N/A (1)

Weighted average number of
  common shares outstanding                                   N/A (1)         N/A (1)       N/A (1)       N/A (1)

(1) Converted to stock form on October 22, 2002.


                                   EXHIBIT 21

                         SUBSIDIARIES OF THE REGISTRANT

                                     SUBSIDIARIES OF THE REGISTRANT



Subsidiary                                      Ownership                  State of Incorporation
----------                                      ---------                  ----------------------
Atlantic Liberty Savings, F.A.                    100%                             Federal

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Barry M. Donohue, President and Chief Executive Officer and William M. Gilfillan, Chief Financial Officer of Atlantic Liberty Financial Corp. (the "Company") each certify in their capacity as officers of the Company that they have reviewed the annual report of the Company on Form 10-KSB for the fiscal ended March 31, 2003 and that to the best of their knowledge:

1. the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

2. the information contained in the report fairly presents, in all material respects, the financial condition and results of operations.

The purpose of this statement is solely to comply with Title 18, Chapter 63,
Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.


June 20, 2003                     /s/ Barry M. Donohue
-------------                     ----------------------------------------
Date                              Barry M. Donohue
                                  President and Chief Executive Officer


June 20, 2003                     /s/ William M. Gilfillan
-------------                     ----------------------------------------
Date                              William M. Gilfillan
                                  Chief Financial Officer