Form 10QSB
period 2003-06-30
ATLANTIC LIBERTY FINANCIAL CORP
filed 2003-08-08
CIK 1172095

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003
                        Commission file number 000-49967


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

As of June 30, 2003, the Registrant had outstanding 1,710,984 shares of common stock.

Transitional Small Business Disclosure format        Yes [X]  No [ ]

                        ATLANTIC LIBERTY FINANCIAL CORP.

                          Form 10-QSB Quarterly Report


                                      Index

                                                                          Page
                                                                          ----
PART I - Financial Information

   Item 1.  Financial Statements                                           1-7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 7-13

   Item 3.  Controls and Procedures                                         13


PART II - Other Information

   Item 1.   Legal Proceedings                                              14

   Item 2.   Changes in Securities                                          14

   Item 3.   Defaults Upon Senior Securities                                14

   Item 4.   Submission of Matters to a Vote of Security Holders            14

   Item 5.   Other Information                                              14

   Item 6.   Exhibits and Reports on Form 8-K                               14


SIGNATURES                                                                  15

ITEM 1. FINANCIAL STATEMENTS
ATLANTIC LIBERTY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(IN THOUSANDS OF DOLLARS)(UNAUDITED)

                                                                              AT              AT
                                                                           JUNE 30,        MARCH 31,
                                                                             2003            2003
                                                                         -------------   -------------
ASSETS
Cash and cash equivalents
   Cash and amounts due from depository Institutions                           $1,535          $1,773
   Interest bearing deposits                                                    6,035           4,464
                                                                         -------------   -------------
         Total cash and cash equivalents                                        7,570           6,237
                                                                         -------------   -------------

Investment securities held to maturity                                          1,022           1,024
Mortgage-backed securities held to maturity                                    17,627          21,002
Mortgage-backed securities available for sale                                   1,576           1,703
Loans receivable, net                                                         104,191         100,655
Premises and equipment                                                          1,593           1,616
Federal Home Loan Bank of New York Stock                                        1,056             902
Interest receivable                                                               757             672
Deferred income tax                                                               484             307
Investment in real estate                                                          78              78
Other assets                                                                    3,176           3,000
                                                                         -------------   -------------
         Total Assets                                                        $139,130        $137,196
                                                                         =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                                                  $107,984        $107,515
   Federal Home Loan Bank of New York advances                                  1,600           1,600
   Advance payments by borrowers for taxes and insurance                        1,026             886
   Other liabilities                                                            2,988           2,104
                                                                         -------------   -------------
         Total Liabilities                                                    113,598         112,105

Commitments & Contingencies                                                         -               -

Stockholders' equity
  Preferred Stock $.10 par value,  500,000 shares authorized                        -               -
  Common Stock $.10 par value, 6,000,000 shares authorized
   1,710,984 Shares Issued                                                        171             171
   Paid in Capital                                                             16,165          16,141
   Unearned ESOP Shares                                                        (1,163)         (1,197)
   Retained Earnings-substantially restricted                                  10,345           9,976
   Accumulated other comprehensive income                                          14               -
                                                                         -------------   -------------
         Total Stockholders' Equity                                            25,532          25,091
                                                                         -------------   -------------
         Total liabilities and Stockholders' Equity                          $139,130        $137,196
                                                                         =============   =============

                                 See notes to consolidated financial statements
                                                     -1-

ATLANTIC LIBERTY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
(UNAUDITED)

                                                                           THREE MONTHS
                                                                          ENDED JUNE 30,
                                                                          --------------
                                                                        2003          2002
                                                                        ----          ----
Interest income
    Loans                                                              $1,787        $1,742
    Mortgage backed securities                                            160           204
    Investments held to maturity                                           16            16
    Other interest-earning assets                                          23            42
           Total interest income                                        1,986         2,004
                                                                        -----         -----

Interest expense
    Deposits                                                              456           681
    Advances                                                               19            22
    Escrow                                                                  5             3
           Total interest expense                                         480           706
                                                                          ---           ---

Net interest income                                                     1,506         1,298
Provision for loan losses                                                   0             0
                                                                            -             -

Net interest income after provision for loan losses                     1,506         1,298
                                                                        -----         -----

Non-interest income
       Service fees                                                        49            66
       Miscellaneous                                                       56            23
                                                                           --            --
           Total non-interest income                                      105            89
                                                                          ---            --

Non-interest expenses
       Salaries and employee benefits                                     531           423
       ESOP Expense                                                        58             0
       Directors Compensation                                              28            28
       Net occupancy expenses                                              42             6
       Equipment                                                           74           136
       Advertising                                                          8             6
       Federal Insurance Premium                                            5             5
       Legal fees                                                          30            16
       Miscellaneous                                                      172           173
                                                                          ---           ---
           Total non-interest expenses                                    948           793
                                                                          ---           ---

Income before income taxes                                                663           594
Income tax expense                                                        294           248
                                                                          ---           ---

Net income                                                               $369          $346
                                                                         ====          ====

Earnings per share
           Basic and diluted                                           $ 0.23           n/a
           Weighted average shares                                  1,587,793           n/a


                             See notes to consolidated financial statements
                                                 -2-

ATLANTIC LIBERTY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)

                                                                               THREE MONTHS ENDED
CASH FLOWS FROM OPERATING ACTIVITIES                                                JUNE 30,
------------------------------------                                         2003              2002
                                                                          ----------        ----------
Net income                                                                $      369        $      346
Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation                                                                42                31
      Net accretion of premiums,
        discounts and deferred loan fees                                         107               (27)
      Deferred income taxes                                                     (177)              (47)
      ESOP compensation expense                                                   58                 -
     (Increase) in interest receivable                                           (85)              (11)
     (Increase) in other assets                                                 (176)              (63)
      Increase in other liabilities                                              884                62
                                                                          ----------        ----------
          Net cash provided by operating activities                            1,022               291
                                                                          ----------        ----------
Cash flows from investing activities:
Purchases of Mortgage-backed securities held to maturity                           -            (2,464)
Proceeds of maturities, calls and principal repayments on:
      Mortgage-backed securities held to maturity                              3,299             1,734
      Mortgage-backed securities available for sale                              138                 -
Net change in loans receivable                                                (3,562)           (2,415)
Additions to premises and equipment                                              (19)             (181)
Purchase of Federal Home Loan Bank of  New York Stock                           (154)                -
                                                                          ----------        ----------
          Net cash (used in) investing activities                               (298)           (3,326)
                                                                          ----------        ----------

Cash flows from financing activities:
      Increase in deposits                                                       469               441
      Increase in advance payments
        by borrowers for taxes and insurance                                     140               166
                                                                          ----------        ----------
          Net cash provided by investing activities                              609               607
                                                                          ----------        ----------

Net increase (decrease) in cash and cash equivalents                           1,333            (2,428)
Cash and cash equivalents at beginning of period                               6,237             9,941
                                                                          ----------        ----------

Cash and cash equivalents at end of period                                $    7,570        $    7,513
                                                                          ==========        ==========

Supplemental disclosures of cash flow information
     Cash paid for:
          Interest                                                        $      480        $      706
                                                                          ----------        ----------
          Federal , state and city income taxes                           $      139        $      209
                                                                          ----------        ----------

                                  See notes to consolidated financial statements.
                                                      -3-

ATLANTIC LIBERTY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN THOUSANDS OF DOLLARS)
(UNAUDITED)


                                                                                                  Accumulated
                                                            Additional                               Other
                                                   Common     Pain-in     Retained     Benefit   Comprehensive
                                                   Stock      Capital     Earnings      Plans     Income/(loss)     Total
                                               ------------ ----------- ----------- ------------ -------------- ------------
Balance at March 31, 2003                         $    171  $   16,141    $   9,976  $   (1,197)  $          -   $   25,091

Comprehensive Income
   Net income                                            -           -          369           -              -          369
   Net unrealized gain/(loss)                            -           -            -           -             14           14
        Total comprehensive income                       -           -            -           -              -          383

Employee stock ownership plan-shares earned              -          24            -          34              -           58

                                               ------------ ----------- ----------- ------------ -------------- ------------

Balance, June 30, 2003                            $    171   $  16,165    $  10,345  $   (1,163)   $        14   $   25,532
                                               ============ =========== =========== ============ ============== ============
















                                              See notes to consolidated financial statements.
                                                                   -4-

                        ATLANTIC LIBERTY FINANCIAL CORP.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

NOTE 1-     BASIS OF PRESENTATION
---------------------------------

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

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending March 31, 2004. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------------

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

NOTE 3-     ADOPTION OF PLAN OF  CONVERSION AND STOCK ISSUANCE
--------------------------------------------------------------

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

NOTE 4-     EMPLOYEE STOCK OWNERSHIP PLAN
-----------------------------------------

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

NOTE 5-     EARNINGS PER SHARE
------------------------------

Amounts reported as earnings per share of common stock reflect earnings available to stockholders for the period divided by the weighted average number of common shares outstanding during the period. Earnings per share is calculated beginning with the date of reorganization and, therefore, no earnings per share is reported for periods prior to the reorganization.

NOTE 6-     DIVIDEND DECLARATION
--------------------------------

On July 16, 2003, the Company's Board of Directors declared an initial quarterly cash dividend of $0.05 per share to be paid on August 15, 2003 to shareholders of record on August 1, 2003.

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

The following discussion compares the consolidated financial condition of Atlantic Liberty Financial Corp. at June 30, 2003 to the Association's financial condition at March

31, 2003 and the consolidated results of operations for the three-month periods ended June 30, 2003 and June 30, 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND MARCH 31, 2003

Our total assets at June 30, 2003 were $139.1 million an increase of $1.9 million or 1.4% from the $137.2 million at March 31, 2003. The increase reflects increases in cash and cash equivalents funded by increases in deposits and other liabilities. Loans increased by $3.5 million or 3.5% to $104.2 million at June 30, 2003 from $100.7 million at March 31, 2003. Our increase in loans resulted principally from increased one-to-four family mortgage loan originations reflecting customers seeking to take advantage of low market interest rates as well as an increase of $5.0 million in commercial loans, $2.0 million of which were purchased from other financial institutions. Mortgage-backed securities decreased $3.5 million or 15.4% to $19.2 million at June 30, 2003 from $22.7 million at March 31, 2003 reflecting pre-payments and amortization. Cash and cash equivalents increased $1.4 million or 22.6% to $7.6 million at March 31, 2003 from $6.2 million at March 31, 2003 , principally as a result of increases in deposits and other liabilities.

     Total deposits of $108.0 million June 30, 2003 increased $500,000 or 0.5% from $107.5 million at March 31, 2003. Other liabilities increased $900,000 principally as a result of increased outstanding bank checks.

     Equity increased $400,000 or 1.6% to $25.5 million at June 30, 2003 from $25.1 million at March 31, 2003, primarily the result of including net income for the quarter ended June 30, 2003 of $369,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

     GENERAL. Net income for the three months ended June 30, 2003 was $369,000, an increase of $23,000 or 6.6% from $346,000 for the three months ended June 30, 2002. The increase in net income was primarily due to increases of $208,000 in net interest income and $16,000 in non-interest income partially offset by increases of $155,000 in non-interest expense and $47,000 in income tax expense.

     INTEREST INCOME. Interest income decreased $18,000 during the comparative three months ended June 30, 2003 and 2002. The decrease in interest income resulted primarily from decreases of $44,000 in interest received on mortgage backed securities and $19,000 on other interest-earning assets partially offset by a $45,000 increase in interest received from loans.

     Interest income from mortgage-backed securities decreased $44,000 or 21.6% to $160,000 for the three months ended June 30, 2003 from $204,000 for the same period in 2002. The decrease was due to a 208 basis point decrease in the average yield partially offset by an increase in average mortgage-backed securities of $5.4 million to $21.4 million for the three months ended June 30, 2003 from $16.0 million for the three months ended June 30, 2002. The decrease in yield reflects the declining interest rate environment in 2002 and 2003.

     Interest income on other interest earning assets decreased $19,000 or 45.2% to $23,000 the three months ended June 30, 2003 from $42,000 for the same period in 2002. The decrease was due to a decrease in the average balance of other interest earning assets to $5.2 million from $9.9 million partially offset by an increase of 3 basis points in the average yield.

     Interest income from loans increased $45,000 or 2.6% to $1.8 million for the three months ended June 30,2003 from $1.75 million for the three months ended June 30, 2002. The average balance of loans outstanding for the periods increased by $8.9 million to $102.1 million from $93.2 million. The average yield on loans declined 47 basis points to 7.00% for the three months ended June 30, 2003 from 7.47% for the three months ended June 30, 2002 , reflecting a decrease in market interest rates generally.

     INTEREST EXPENSE. Total interest expense decreased by $226,000 or 32.0% to $480,000 for the three months ended June 30, 2003 from $706,000 for the three months ended June 30, 2002. The decrease in interest expense resulted primarily from a decrease in the average cost of our interest bearing liabilities to 1.78% from 2.52%, reflecting the decrease in market interest rates during the period as well as a decrease in the average balance of interest bearing liabilities of $4.4 million to $107.7 million from $112.1 million.

     Interest expense on deposits decreased $225,000 or 33.0% to $456,000 for the three months ended June 30, 2003 from $681,000 for the three months ended June 30, 2002. The average balance of certificate of deposit accounts decreased $6.8 million from $64.9 million for the three months ended June 30, 2002 to $58.1 million for the three months ended June 30, 2003, and the average cost on such accounts decreased from 3.31% to 2.48%. In addition, although the average balance of transaction and savings deposits increased $2.9 million or 6.6% to $47.1 million for the three months ended June 30, 2003 from $44.2 million for the three months ended June 30, 2002, the average cost on such accounts declined 48 basis points to .82% from 1.30%, reflecting the decline in market interest rates paid on deposits during 2002 and 2003.

     Interest expense on Federal Home Loan Bank of New York advances was $19,000 for the three months ended June 30, 2003, a decrease of $3,000 from the $22,000 recorded in the three months ended June 30, 2002. Average Federal Home Loan Bank of New York advances decreased to $1.6 million for the three months ended June 30, 2003, from $2.0 million in the prior period.

     NET INTEREST INCOME. Net interest income increased $208,000 or 16.0% to $1.5 million for the three months ended June 30, 2003 from $1.3 million for the three months ended June 30, 2002 Our net interest spread increased 19 basis points to 4.34 % for the three months ended June 30, 2003, from 4.15% for the comparable period in 2002, while our net interest margin increased 32 basis points to 4.64% from 4.32%.

     PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not make a provision for the three months ended June 30, 2003 and June 30, 2002.

     We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $484,000 or 0.46% of loans outstanding at June 30, 2003, as compared with $435,000 or 0.45% of loans outstanding at June 30, 2002. The allowance for loan losses represented 225.1% of non-performing loans at June 30, 2003 and 41.7% of non-performing loans at June 30, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically will review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2003 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

     NON-INTEREST INCOME. Non-interest income increased $16,000 to $105,000 for the three months ended June 30, 2003, as compared to $89,000 for the three months ended June 30, 2002. The increase was attributable to increases of $12,000 in savings and checking account fees and $26,000 of income on Atlantic Liberty Savings F.A.'s investment in Bank owned Life Insurance (BOLI), which was purchased subsequent to June 30, 2002 and as to which there is no comparable income in the prior period; partially offset by a decrease of $23,000 in loan prepayment penalty fees.

     NON-INTEREST EXPENSE. Non-interest expense for the three months ended June 30, 2003 was $948,000 compared to $793,000 for the three months ended June 30, 2002, an increase of $155,000 or 19.5%. The increase was primarily attributable to a $108,000 increase in salaries and employee benefits, $58,000 of ESOP expense for which there was no similar charge in the prior year, and $36,000 in occupancy expense partially offset by a decrease of $62,000 in equipment expense.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased to $294,000 for the three months ended June 30, 2003 from $248,000 for the three months ended June 30, 2002. The increase in the provision for income taxes is primarily due to a higher level of income before taxes of $663,000 for the three-months ending June 30, 2003, compared with income before taxes of $594,000 for the comparative 2002 period as well as an increase in the effective tax rate to 44.4% for the three months ended June 30, 2003 from 41.8% in the prior period caused principally by the non-deductibility for income tax purposes of the excess of market value on the release date over purchase price of the ESOP shares.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY. The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Association invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At June 30, 2003, cash and cash equivalents totaled $7.6 million. At June 30, 2003, the Association had commitments to funds loans of $2.5 million. At June 30, 2003, certificates of deposit represented 48.4% of total deposits. The Association expects to retain these deposit accounts. In addition, the Association could borrow up to $40.1 million from the Federal Home Loan Bank of New York without providing additional collateral. The Association considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

     CAPITAL RESOURCES. The Association is subject to various regulatory capital requirements administered by federal regulatory agencies. The following table summarizes the Association's regulatory capital requirements versus actual capital as of June 30, 2003 :


                                            ACTUAL              REQUIRED               EXCESS
                                    -------------------    -------------------   -------------------
(Dollars in thousands)                AMOUNT       %        AMOUNT        %       AMOUNT        %
                                    ---------   -------    ---------   -------   ---------   -------
Core capital
 (to adjusted total assets)         $    17.4    12.6%     $    5.5      4.0%    $   11.9       8.6%

Risk-based capital
  To (risk-weighted assets)         $    17.8    23.0%     $    6.2      8.0%    $   11.6      15.0%

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

     The table below sets forth, as of March 31, 2003, the latest date for which the Office of Thrift Supervision has provided Atlantic Liberty Savings, F.A. an interest rate sensitivity report of net portfolio value, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

                                                               Net Portfolio Value as a %of Present
                                                                              Value of
                  Net Portfolio Value                                    Assets/Liabilities
---------------------------------------------------------      -------------------------------------
Change in
Interest Rates    Estimated      Amount of
(basis points)    NPV             Change         Percent         NPV Ratio      Change
--------------    ---------     ----------     ----------      ------------     --------------------
                 (Dollars in Thousands)
+300              $20,556        $(5,816)         (22)%          14.85%         (327) basis points
+200               22,722         (3,650)         (14)           16.12          (200) basis points
+100               24,800         (1,572)          (6)           17.29           (83) basis points
   0               26,372              -            -            18.12             -  basis points
-100               27,254            882           +3            18.54           +42  basis points

     The table above indicates that at March 31, 2003, in the event of a 100 basis point decrease in interest rates, we would experience a 3% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 14% decrease in net portfolio value.

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

ITEM 3. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

     We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2003, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.


ITEM 2.     CHANGES IN SECURITIES

            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None

ITEM 5.     OTHER INFORMATION

            At its' July meeting, the Board of Directors of Atlantic Liberty Financial Corp. declared an initial quarterly cash dividend of $0.05 per share to be paid on August 15, 2003 to shareholders of record on August 1, 2003

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            Exhibit 31.1
            Exhibit 31.2
            Exhibit 32   Sarbanes-Oxley Certifications pursuant to Section 906.

                                   SIGNATURES


Pursuant to the requirement of the securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Atlantic Liberty Financial Corp.

Date: August  8, 2003                   /s/ Barry M. Donohue
                                        ----------------------------------------
                                        Barry M. Donohue
                                        President  and Chief Executive Officer


Date: August 8, 2003                    /s/ William M. Gilfillan
                                        ----------------------------------------
                                        William M. Gilfillan
                                        Chief Financial Officer and Corporate
                                        Secretary