Form 10QSB
period 2003-09-30
ATLANTIC LIBERTY FINANCIAL CORP
filed 2003-11-13
CIK 1172095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003
                        Commission file number 000-49967



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

As of September 30, 2003, the Registrant had outstanding 1,710,984 shares of common stock.

Transitional Small Business Disclosure format                Yes [X] No [ ]

                        ATLANTIC LIBERTY FINANCIAL CORP.


                          Form 10-QSB Quarterly Report


                                      Index

                                                                            Page
                                                                            ----
PART I - Financial Information

         Item 1.  Financial Statements                                      1- 6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             7-16

         Item 3.  Controls and Procedures                                     17


PART II - Other Information

         Item 1.  Legal Proceedings                                           17

         Item 2.  Changes in Securities                                       17

         Item 3.  Defaults Upon Senior Securities                             17

         Item 4.  Submission of Matters to a Vote of Security Holders         17

         Item 5.  Other Information                                           18

         Item 6.  Exhibits and Reports on Form 8-K                            18


SIGNATURES                                                                 19-24

ITEM 1.  FINANCIAL STATMENTS

Atlantic Liberty Financial Corp.
Consolidated Statements of Financial Condition
(in thousands of dollars)
(unaudited)

                                                                       At              At
                                                                  September 30,     March 31,
                                                                      2003            2003
                                                                  ------------    ------------
ASSETS
Cash and cash equivalents
        Cash and amounts due from depository institutions         $      1,778    $      1,773
        Interest bearing deposits                                        4,877           4,464
                                                                  ------------    ------------
               Total cash and cash equivalents                           6,655           6,237
                                                                  ------------    ------------

Investment securities held to maturity                                   2,020           1,024
Investment securities available for sale                                 1,000               0
Mortgage-backed securities held to maturity                             34,610          21,002
Mortgage-backed securities available for sale                            1,363           1,703
Loans receivable, net                                                  106,306         100,655
Premises and equipment                                                   1,557           1,616
Federal Home Loan Bank of New York Stock                                 1,080             902
Interest receivable                                                        764             672
Deferred income tax                                                        483             307
Investment in real estate                                                   78              78
Other assets                                                             3,164           3,000
                                                                  ------------    ------------
               Total Assets                                       $    159,080    $    137,196
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
       Deposits                                                   $    109,359    $    107,515
       Federal Home Loan Bank of New York advances                      21,200           1,600
       Advance payments by borrowers for taxes and insurance               650             886
       Other liabilities                                                 2,001           2,104
                                                                  ------------    ------------
              Total Liabilities                                        133,210         112,105

Commitments & Contingencies                                                 --              --

Stockholders' equity                                                        --
      Preferred Stock $.10 par value, 500,000 shares authorized             --              --
      Common Stock $.10 par value, 6,000,000 shares authorized
      1,710,984 Shares Issued                                              171             171
      Paid in Capital                                                   16,196          16,141
      Unearned ESOP Shares                                              (1,129)         (1,197)
      Retained Earnings-substantially restricted                        10,615           9,976
      Accumulated other comprehensive restricted                            17               0
                                                                  ------------    ------------
             Total Stockholders' Equity                                 25,870          25,091
                                                                  ------------    ------------
             Total liabilities and Stockholders' Equity           $    159,080    $    137,196
                                                                  ============    ============

                See notes to consolidated financial statements.

Atlantic Liberty Financial Corp.
Statements of Income
(in thousands of dollars)
(unaudited)

                                                             Three Months                    Six Months
                                                          Ended September 30,            Ended September 30,
                                                      ---------------------------   ---------------------------
                                                          2003           2002           2003           2002
                                                      ------------   ------------   ------------   ------------
Interest and dividend income
    Loans                                             $      1,763   $      1,774   $      3,550   $      3,516
    Mortgage backed securities                                 213            192            373            395
    Investments held to maturity                                24             16             40             33
    Other interest-earning assets                               28             50             50             92
                                                      ------------   ------------   ------------   ------------
                Total interest income                        2,028          2,032          4,013          4,036
                                                      ------------   ------------   ------------   ------------

Interest expense
     Deposits                                                  446            643            902          1,323
    Advances                                                    75             21             94             44
    Escrow                                                       2              2              7              5
                                                      ------------   ------------   ------------   ------------
                Total interest expense                         523            666          1,003          1,372
                                                      ------------   ------------   ------------   ------------

Net interest income                                          1,505          1,366          3,010          2,664
                                                      ------------   ------------   ------------   ------------
Provision for loan losses                                        0              0              0              0
                                                      ------------   ------------   ------------   ------------

Net interest income after provision for loan losses          1,505          1,366          3,010          2,664
                                                      ------------   ------------   ------------   ------------

Non-interest income
          Service fees                                          53             39            103            105
          Miscellaneous                                         49             23            105             46
                                                      ------------   ------------   ------------   ------------
                 Total non-interest income                     102             62            208            151
                                                      ------------   ------------   ------------   ------------

Non-interest expenses
           Salaries and employee benefits                      463            488            994            911
           Esop Expense                                         65              0            123              0
           Directors Compensation                               44             37             72             65
           Net occupancy expenses                               37             19             80             25
          Equipment                                             93            168            167            304
          Advertising                                            7              9             15             16
          Federal Insurance Premium                              5              5              9             10
          Legal fees                                            43              4             73             20
          Miscellaneous                                        208            162            380            335
                                                      ------------   ------------   ------------   ------------
                  Total non-interest expenses                  965            892          1,913          1,686
                                                      ------------   ------------   ------------   ------------

Income before income taxes                                     642            536          1,305          1,129
Income tax expense                                             286            225            580            472
                                                      ------------   ------------   ------------   ------------

Net income                                            $        356   $        311   $        725   $        657
                                                      ============   ============   ============   ============

Earnings per share
          Basis and diluted                           $       0.22            n/a   $       0.46            n/a
          Weighted average shares                        1,587,793            n/a      1,587,793            n/a

                       See notes to financial statements

Atlantic Liberty Financial Corp.
Consolidated Statements of changes in Stockholders' equity
(in thousands of dollars)
(unaudited)

                                                                                                      Accumulated
                                                        Additional                                       Other
                                           Common        Pain-in        Retained        Benefit      Comprehensive
                                           Stock         Capital        Earnings         Plans        Income/(loss)       Total
                                        ------------   ------------   ------------    ------------    ------------    ------------
Balance at March 31, 2003               $        171   $    116,141   $      9,976    $     (1,197)   $     (1,197)   $     25,091

Comprehensive Income
   Net income                                     --             --            725              --              --             725
   Change in net unrealized
     gain (loss)                                  --             --             --              --              17              17

      Total comprehensive income                  --             --             --              --              --             742

Employee stock ownership plan-
  shares earned                                   --          55.00             --           68.00              --             123
Dividends paid ($.05 per share)                                                (86)                                            (86)
                                        ------------   ------------   ------------    ------------    ------------    ------------

Balance, September 30,2003              $        171   $     16,196   $     10,615    $     (1,129)   $         17    $     25,870
                                        ============   ============   ============    ============    ============    ============

                 See notes to consolidated financial statements

Atlantic Liberty Financial Corp.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)


Cash flows from operating activities                                    Six Months Ended
-------------------------------------                                     September 30,
                                                                    ------------------------
                                                                       2003          2002
                                                                    ----------    ----------
Net income                                                          $      725    $      658
Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation                                                          83            65
      Net accretion of premiums,
        discounts and deferred loan fees                                   190           (36)
      Deferred income taxes                                               (176)          (46)
      ESOP compensation expense                                            123             0
     (Increase)  in interest receivable                                    (92)          (38)
     (Increase)  in other assets                                          (164)         (335)
     (Decrease) increase in other liabilities                             (103)          221
                                                                    ----------    ----------
                 Net cash provided by operating activities                 586           489
                                                                    ----------    ----------

Cash flows from investing activities:
       Purchases of:
            Investment securities held to maturity                      (1,000)           --
            Investment securities available for sale                    (1,000)           --
            Mortgage-backed securities held to maturity                (19,816)       (9,213)
        Proceeds of maturities,calls and principal repayments on:
            Mortgage-backed securities held to maturity                  6,075         3,381
             Mortgage-backed securities available for sale                 350            --
        (Increase) in loans receivable                                  (5,697)        (3663)
        Additions to premises and equipment                                (24)         (349)
        Purchases of Federal Home Loan Bank of New York                   (178)           --
                                                                    ----------    ----------
                     Net cash (used in) investing activities           (21,290)       (9,844)
                                                                    ----------    ----------

Cash flows from financing activities:
      Increase in deposits                                               1,844        42,417
      (Decrease)  in advance payments
        by borrowers for taxes and insurance                              (236)         (138)
        Increase (decrease)  on Federal Home Loan Bank advance          19,600          (400)
        Cash dividends paid                                                (86)           --
                                                                    ----------    ----------
        Net cash provided by financing activities                       21,122        41,879
                                                                    ----------    ----------

Net increase in cash and cash equivalents                                  418        32,524
Cash and cash equivalents at beginning of period                         6,237         9,941
                                                                    ----------    ----------

Cash and cash equilvalents at end of period                         $    6,655    $   42,465
                                                                    ==========    ==========

Supplemental disclosures of cash flow information Cash paid for:
          Interest                                                  $    1,003    $    1,364
                                                                    ----------    ----------
          Federal, state and city income taxes                      $      483    $      505
                                                                    ----------    ----------

                See notes to consolidated financial statements.

                        Atlantic Liberty Financial Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 1-  Basis of Presentation
------------------------------

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


Note 2-  Summary of Significant Accounting Policies
---------------------------------------------------

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


Note 3-  Adoption of Plan of Conversion and Stock Issuance
----------------------------------------------------------

On April 17, 2002, the Board of Directors of the Association adopted a Plan of Conversion ("Plan") under which Atlantic Liberty Savings, F.A. converted from a federal mutual savings and loan association to a federal stock savings and loan association, and formed the Company. The Plan received member and regulatory approval and was completed on October 22, 2002 at which time the Company sold 1,710,984 shares of common stock at $10 per share and received net proceeds of $14.8 million, exclusive of conversion expenses of $900,000 and $1.4 million to fund the purchase of shares for our employee stock ownership plan. Approximately 50% of the net proceeds were used by the Company to acquire all of the capital stock of the Association.

At the time of conversion, the Association established a liquidation account in an amount equal to its total retained earnings as of March 31, 2002. The liquidation account is maintained by the association for the benefit of eligible account holders as of March 31, 2001 and supplemental eligible account holders as of June 30, 2002 who continue to maintain deposit accounts at the Association. The Association will maintain the liquidation account in accordance with applicable federal regulations.

Note 4-  Employee Stock Ownership Plan
--------------------------------------

As part of the conversion, the Association established an employee stock ownership plan (ESOP) for the benefit of eligible employees. The ESOP borrowed $1,368,790 from the Company and used those funds to acquire 136,879 shares of the Company's stock at $10 per share.

Shares held by the ESOP are released to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Association's discretionary contributions to the ESOP and earnings on the ESOP's assets. Principal and interest payments are scheduled to occur over a ten-year period. However, in the event the Company's contributions exceed the minimum debt service requirements, additional principal payment will be made. The first such principal and interest payment took place on December 31, 2002 thereby releasing 13,688 shares to eligible employees.

Note 5-  Earnings Per Share
---------------------------

Amounts reported as earnings per share of common stock reflect earnings available to stockholders for the period divided by the weighted average number of common shares outstanding during the period. Earnings per share is calculated beginning with the date of reorganization and, therefore, no earnings per share is reported for periods prior to the reorganization.


Note 6-  Dividend Declaration
-----------------------------

On October 15, 2003, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share to be paid on November 14, 2003 to shareholders of record on October 31, 2003.


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

The following discussion compares the consolidated financial condition of Atlantic Liberty Financial Corp. at September 30, 2003 to the Association's financial condition at March 31, 2003 and the consolidated results of operations for the three-month and six month periods ended September 30, 2003 and September 30, 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


Comparison of Financial Condition at September 30, 2003 and March 31, 2003

Our total assets at September 30, 2003 were $159.1 million an increase of $21.9 million or 16.0% from $137.2 million at March 31, 2003. The increase reflects increases in loans receivable, mortgage-backed securities and investment securities primarily funded by increases in advances from the Federal Home Loan Bank of New York (FHLB, NY) and deposits. Loans increased by $5.6 million or 5.6% to $106.3 million at September 30, 2003 from $100.7 million at March 31, 2003. Our increase in loans resulted principally from the increased one-to-four family mortgage loan originations reflecting customers seeking to take advantage of low market interest rates as well as an increase of $8.4 million in commercial loans, $4.3 million of which were purchased from other financial institutions. Mortgage-backed securities including those held to maturity and available for sale increased $13.3 million or 58.6% to $36.0 million at September 30, 2003 from $22.7 million at March 31, 2003 reflecting new purchases of $19.8 million partially offset by $6.5 million of pre-payments and amortization. Investment securities held to maturity and available for sale increased $2.0 million to $3.0 million at September 30, 2003 from $1.0 million at March 31, 2003. Cash and cash equivalents increased $500,000 or 8.1% to $6.7 million at September 30, 2003 from $6.2 million at March 31, 2003.

         Total deposits of $109.4 million at September 30, 2003 increased $1.9 million or 1.8% from $107.5 million at March 31, 2003. Federal Home Loan Bank of New York advances increased $19.6 million to $21.2 million at September 30, 2003 from $1.6 million at March 31, 2003 to provide funding for the increases in interest earning assets noted above.

         Equity increased $800,000 or 3.2% to $25.9 million at September 30, 2003 from $25.1 million at March 31, 2003, primarily the result of including net income for the six months ended September 30, 2003 of $725,000.

Comparison of Results of Operations for the three-months ended September 30, 2003 and September 30, 2002 .

         General. Net income for the three months ended September 30, 2003 was $356,000, an increase of $45,000 or 14.5% from $311,000 for the three months ended September 30, 2002. The increase in net income was primarily due to increases of $139,000 in net interest income and $40,000 in non-interest income, partially offset by increases of $73,000 in non-interest expense and $61,000 in income tax expense.

         Interest Income. Interest income decreased $4,000 during the comparative three months ended September 30, 2003 and 2002. The decrease in interest income resulted primarily from decreases of $11,000 in interest received from loans and $22,000 on other interest-earning assets, partially offset by increases of $21,000 in interest received on mortgage-backed securities and $8,000 on interest received on investment securities. The Federal Home Loan Bank of New York recently announced a suspension of their quarterly dividend. The dividend on our Federal Home Loan Bank of New York stock has been approximately $13,000 per quarter and the suspension thereof should not have a material impact on our financial condition or results of operation in the future.

         Interest income from loans decreased $11,000 or 0.6% to $1,763,000 for the three months ended September 30, 2003 from $1,774,000 for the same period in 2002. The decrease was due to a 63 basis point decrease in the average yield partially offset by an increase in average loans outstanding of $8.2 million to $104.0 million for the three months ended September 30, 2003 from $95.8 million for the three months ended September 30, 2002. The decrease in yield reflects a decrease in market interest rates generally.

         Interest income on other interest earning assets decreased $22,000 or 44.0% to $28,000 the three months ended September 30, 2003 from $50,000 for the same period in 2002. The decrease was due to a decrease in the average balance of other interest earning assets to $7.0 million from $13.2 million partially offset by an increase of 9 basis points in the average yield.

         Interest income received on mortgage-backed securities increased $21,000 or 10.9% to $213,000 for the three months ended September 30, 2003 from $192,000 for the three months ended September 30, 2002. The average balance of mortgage-backed securities for the periods increased by $9.1 million to $25.7 million from $16.6 million. The average yield on mortgage-backed securities declined 131 basis points to 3.32% for the three months ended September 30, 2003 from 4.63% for the three months ended September 30, 2002, reflecting the declining interest rate environment in 2003.

         Interest income on investment securities increased $8,000 or 50.0% to $24,000 for the three months ended September 30, 2003 from $16,000 for the three months ended September 30, 2002. The increase was due to an increase in the average investment securities of $500,000 to $1.5 million for the three months ended September 30, 2003 from $1.0 million in the comparable period in 2002, partially offset by a decrease in the average yield of 8 basis points to 6.33% from 6.41% for the respective periods.

         Interest Expense. Total interest expense decreased by $143,000 or 21.5% to $523,000 for the three months ended September 30, 2003 from $666,000 for the three months ended September 30, 2002. The decrease in interest expense resulted primarily from a decrease in the average cost of our interest bearing liabilities to 1.81% from 2.23%, reflecting the decrease in market interest rates during the period as well as a decrease in the average balance of interest bearing liabilities of $3.7 million to $115.5 million from $119.2 million.

         Interest expense on deposits decreased $197,000 or 30.6% to $446,000 for the three months ended September 30, 2003 from $643,000 for the three months ended September 30, 2002. The average balance of certificate of deposit accounts decreased $8.1 million to $57.6 million for the three months ended September 30, 2003 from $65.7 million for the three months ended September 30, 2002 , and the average cost on such accounts decreased to 2.41% from 3.07%. In addition, the average balance of transaction and savings deposits decreased $3.7 million or 7.2% to $48.0 million for the three months ended September 30, 2003 from $51.7 million for the three months ended September 30, 2002, and the average cost on such accounts declined 24 basis points to .82% from 1.06%, reflecting the decline in market interest rates paid on deposits during 2002 and 2003.

         Interest expense on Federal Home Loan Bank of New York advances was $75,000 for the three months ended September 30, 2003 an increase of $54,000 from the $21,000 recorded in the three months ended September 30, 2002. Average Federal Home Loan Bank of New York advances increased to $9.9 million for the three months ended September 30, 2003, from $1.9 million in the prior period, however, the average cost of such advances decreased 195 basis points to 3.11% from 5.06%.

         Net Interest Income. Net interest income increased $139,000 or 10.2% to $1.5 million for the three months ended September 30, 2003 from $1.4 million for the three months ended September 30, 2002. The increase in our net interest income for the quarter ended September 30, 2003 compared to the prior quarter is attributable to an $11.5 million increase in interest earning assets partially offset by a 13 basis point decrease in our net interest spread to 4.06% from 4.19%. Our net interest margin for the quarter ended September 30, 2003 compared to the prior period increased 4 basis points to 4.36% from 4.32%.

         Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not make a provision for the three months ended September 30, 2003 and September 30, 2002.

         We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. During the three months ended September 30, 2003, the Company recorded a $98,000 recovery on a previously charged off loan. The allowance for loan losses was $582,000 or 0.54% of loans outstanding at September 30, 2003, as compared with $444,000 or 0.44% of loans outstanding at September 30, 2002. The allowance for loan losses represented 198.6% of non-performing loans at September 30, 2003 and 61.3% of non-performing loans at September 30, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically will review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2003 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

         Non-Interest Income. Non-interest income increased $40,000 to $102,000 for the three months ended September 30, 2003, as compared to $62,000 for the three months ended September 30, 2002. The increase was attributable to increases of $10,000 in savings and checking account fees, $9,000 in loan prepayment penalty fees and $19,000 of income on Atlantic Liberty Savings F.A.'s investment in Bank owned Life Insurance (BOLI), which was purchased subsequent to September 30, 2002 and as to which there is no comparable income in the prior period.

         Non-Interest Expense. Non-interest expense for the three months ended September 30, 2003 was $965,000 compared to $892,000 for the three months ended September 30, 2002, an increase of $73,000 or 8.2%. The increase was primarily attributable to increases of $65,000 of ESOP expense for which there was no similar expense in the prior year, $39,000 in legal expense, $46,000 in miscellaneous expense, $19,000 in occupancy expense and $7,000 in director's compensation expense partially offset by decreases of $75,000 in equipment expense and $25,000 in salaries and benefits.


         Provision for Income taxes. The provision for income taxes increased to $286,000 for the three months ended September 30, 2003 from $225,000 for the three months ended September 30, 2002. The increase in the provision for income taxes is primarily due to a higher level of income before taxes of $642,000 for the three-months ending September 30, 2003, compared with income before taxes of $536,000 for the comparative 2002 period as well as an increase in the effective tax rate to 44.5% for the three months ended September 30, 2003 from 41.9% in the prior period caused principally by the non-deductibility for income tax purposes of the excess of market value on the release date over purchase price of the ESOP shares.


Comparison of results of operation for the six months ended September 30, 2003 and September 30, 2002.

         General. Net income for the six months ended September 30, 2003 was $725,000 an increase of $68,000 or 10.4% from $657,000 for the six months ended September 30, 2002. The increase in net income was primarily due to increases of $346,000 in net interest income and $57,000 in non-interest income partially offset by increases of $227,000 in non-interest expense and $108,000 in income tax expense.

         Interest Income. Interest income decreased $23,000 during the comparative six months ended September 30, 2003 and 2002. The decrease in interest income resulted primarily from decreases of $22,000 in interest received on mortgage backed securities and $42,000 on other interest-earning assets partially offset by increases of $34,000 in interest received from loans and $7,000 in interest on investment securities.

         Interest income from mortgage-backed securities decreased $22,000 or 5.6% to $373,000 for the six months ended September 30, 2003 from $395,000 for the same period in 2002. The decrease was due to a 168 basis point decrease in the average yield partially offset by an increase in average mortgage-backed securities of $7.2 million to $23.5 million for the six months ended September 30, 2003 from $16.3 for the six months ended September 30, 2002. The decrease in yield reflects the declining interest rate environment in 2002 and 2003.

         Interest income on other interest earning assets decreased $42,000 or 45.7% to $50,000 for the six months ended September 30, 2003 from $92,000 for the same period in 2002. The decrease was due to a decrease in the average balance of other interest earning assets to $6.1 million from $11.6 million partially offset by an increase of 7 basis points in the average yield.

         Interest income from loans increased $34,000 or 1.0% to $3.55 million for the six months ended September 30, 2003 from $3.5 million for the six months ended September 30, 2002. The average balance of loans outstanding for the periods increased by $8.6 million to $103.1 million from $94.5 million. The average yield on loans declined 55 basis points to 6.89% for the six months ended September 30, 2003 from 7.44% for the six months ended September 30, 2002, reflecting a decrease in market interest rates generally.

         Interest Expense. Total interest expense decreased by $369,000 or 26.9% to $1.0 million for the six months ended September 30, 2003 from $1.4 million for the six months ended September 30, 2002. The decrease in interest expense resulted primarily from a decrease in the average cost of our interest bearing liabilities to 1.80% from 2.39%, reflecting the decrease in market interest rates during the period as well as a decrease in the average balance of interest bearing liabilities of $2.6 million to $111.7 million from $114.3 million.

         Interest expense on deposits decreased $421,000 or 31.8% to $900,000 for the six months ended September 30, 2003 from $1.3 million for the six months ended September 30, 2002. The average balance of certificate of deposit accounts decreased $7.4 million to $57.9 million for the six months ended September 30, 2003 from $65.3 million for the six months ended September 30, 2002, and the average cost on such accounts decreased to 2.45% from 3.20%. In addition, although the average balance of transaction and savings deposits increased $1.0 million or 2.19% to $47.6 million for the six months ended September 30, 2003 from $46.6 million for the six months ended September 30, 2002, the average cost on such accounts declined 35 basis points to .82% from 1.17%, reflecting the decline in market interest rates paid on deposits during 2002 and 2003.


         Interest expense on Federal Home Loan Bank of New York advances was $94,000 for the six months ended September 30, 2003, an increase of $50,000 from the $44,000 recorded in the six months ended September 30, 2002. Average Federal Home Loan Bank of New York advances increased to $6.2 million for the six months ended June 30, 2003 from $2.4 million in the prior period however, the average cost on such advances decreased 75 basis points to 3.26% from 4.01%.

         Net Interest Income. Net interest income increased $346,000 or 13.0% to $3.0 million for the six months ended September 30, 2003 from $2.7 million for the six months ended September 30, 2002. Our net interest spread increased 5 basis points to 4.20% for the six months ended September 30, 2003, from 4.15% for the comparable period in 2002, while our net interest margin increased 16 basis points to 4.49% from 4.33%. In addition, average interest earning assets increased $10.6 million to $134.0 million for the six months ended September 30, 2003 from $123.4 fro the six months ended September 30, 2002.

         Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not make a provision for the six months ended September 30, 2003 and September 30, 2002.

         We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. During the six months ended September 30, 2003 the Company recorded a $98,000 recovery on a previously charged off loan. The allowance for loan losses was $582,000 or 0.54% of loans outstanding at September 30, 2003 as compared with $444,000 or 0.44% of loans outstanding at September 30, 2002. The allowance for loan losses represented 198.6% of non- performing loans at September 30, 2003 and 61.3% of non-performing loans at September 30, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

         Management assesses the allowance for loan losses on a quarterly basis and makes provision for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on charges in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically will review the allowance for loan losses and may require us to recognize additional provision based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2003 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

         Non-Interest Income. Non interest income increased $57,000 to $208,000 for the six months ended September 30, 2003, as compared to $151,000 for the six months ended September 30, 2002. The increase was attributable to increases of $19,000 in savings and checking account fees, $4,000 in late fees on mortgages and $45,000 of income on Atlantic Liberty Savings F.A.'s investment in Bank Owned Life Insurance (BOLI), which was purchased subsequent to September 30, 2002 and as to which there is no comparable income in the prior period; partially offset by a decrease of $13,000 in loan prepayment penalty fees.

         Non-Interest Expense. Non-interest expense for the six months ended September 30, 2003 increased $227,000 or 13.5% to $1.9 million from $1.7 million for the six months ended September 30, 2002. The increase was primarily attributable to increases of $83,000 in salaries and employee benefits, $123,000 of ESOP expense for which there was no similar charge in the prior year, $55,000 in occupancy expense, $53,000 in legal expense and $45,000 in miscellaneous expense, partially offset by a decrease of $137,000 in equipment expense.

         Provision for Income taxes. The provision for income taxes increased to $580,000 for the six months ended September 30, 2003 from $472,000 for the six months ended September 30, 2002. The increase in the provision for income taxes in primarily due to a higher level of income before taxes of $1.3 million for the six months ending September 30, 2003, compared with income before taxes of $1.1 million for the comparative 2002 period as well as an increase in the effective tax rate to 44.4% for the six months ended September 30, 2003 from 41.8% in the prior period caused principally by the non-deductibility for income tax purposes of the excess of market value on the release date over purchase price of the ESOP shares.

Liquidity and Capital Resources

         Liquidity. The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Association invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At September 30, 2003, cash and cash equivalents totaled $6.7 million. At September 30, 2003, the Association had commitments to funds loans of $6.4 million. At September 30, 2003, certificates of deposit represented 52.5% of total deposits. The Association expects to retain these deposit accounts. In addition, the Association could borrow up to $18.6 million from the Federal Home Loan Bank of New York without providing additional collateral. The Association considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.


         Capital Resources. The Association is subject to various regulatory capital requirements administered by federal regulatory agencies. The following table summarizes the Association's regulatory capital requirements versus actual capital as of September 30, 2003:

                                          ACTUAL                   REQUIRED                EXCESS
                                    --------------------     -------------------     -------------------
(Dollars in thousands)               AMOUNT       %           AMOUNT       %          AMOUNT        %
                                    --------   --------      --------   --------     --------   --------
Core capital
   (to adjusted total assets)       $   17.9       11.4%     $    6.3        4.0%    $   11.6        7.4%

Risk-based capital
    To (risk-weighted assets)       $   18.4       21.3%     $    6.9        8.0%    $   11.5       13.3%


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

         The table below sets forth, as of June 30, 2003, the latest date for which the Office of Thrift Supervision has provided Atlantic Liberty Savings, F.A. an interest rate sensitivity report of net portfolio value, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

                                                            Net Portfolio Value as a %of Present
                                                                          Value of
                  Net Portfolio Value                                Assets/Liabilities
--------------------------------------------------------     --------------------------------
Change in
Interest Rates    Estimated        Amount of
(basis points)    NPV               Change       Percent     NPV Ratio     Change
--------------    ---------        ---------     -------     ---------     ------------------
                    (Dollars in Thousands)
+300              $  21,807         $(4,796)       (18)%       15.45%      (257) basis points
+200                 23,744          (2,859)       (11)        16.54       (148) basis points
+100                 25,500          (1,103)        (4)        17.48       ( 54) basis points
   0                 26,603              --         --         18.02         -- basis points
-100                 27,164             561         +2         18.25        +22 basis points


         The table above indicates that at June 30, 2003, in the event of a 100 basis point decrease in interest rates, we would experience a 2% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience an 11% decrease in net portfolio value.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2003, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the annual meeting of stockholders held on August 20, 2003, the following proposals were voted upon and approved by the stockholders:

         Proposal No. 1: Resolved, that Thomas M. DeMartino be elected to serve as a director of the company for a term of three years, or until his successor has been elected and qualified.

         The voting as to Proposal No. 1 was as follows:

                                            For               Withheld
                                            ---------         --------
         Thomas M. DeMartino                1,440,916           8,546

         Proposal No. 2: Resolved, that the appointment of Radics & Co., LLC to act as the Company's auditors for the fiscal year ending March 31, 2004 is hereby ratified.

         The voting as to Proposal No.2 was as follows:

                                         For         Against       Withheld
                                      ---------      -------       --------
         Radics & Co., LLC            1,436,306       7,293          5,863

ITEM 5.  OTHER INFORMATION

         At its October meeting, the Board of Directors of Atlantic Liberty Financial Corp. declared a quarterly cash dividend of $0.05 per share to be paid on November 14, 2003 to shareholders of record on October 31, 2003.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 31.1
         Exhibit 31.2
         Exhibit 32   Sarbanes-Oxley Certifications pursuant to Section 906

         On October 23, 2003 we filed a Form 8K which contained our Press Release of earnings for the quarter ended September 30, 2003.

                                   SIGNATURES



Pursuant to the requirement of the securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Atlantic Liberty Financial Corp.

Date:    November 12, 2003                 /s/ BARRY M. DONOHUE
                                           -------------------------------------
                                           Barry M. Donohue
                                           President and Chief Executive Officer



Date:    November 12, 2003                 /s/ WILLIAM M. GILFILLAN
                                           -------------------------------------
                                           William M. Gilfillan
                                           Chief Financial Officer and Corporate
                                            Secretary