Form 10QSB
period 2003-12-31
ATLANTIC LIBERTY FINANCIAL CORP
filed 2004-02-06
CIK 1172095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2003
                        Commission file number 000-49967



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

As of December 31, 2003, the Registrant had outstanding 1,710,984 shares of common stock.

Transitional Small Business Disclosure format   Yes [X]     No [ ]

                        ATLANTIC LIBERTY FINANCIAL CORP.


                          Form 10-QSB Quarterly Report


                                      Index

                                                                           Page
                                                                           ----
PART I - Financial Information

     Item 1.     Financial Statements                                      1-7

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             8-16

     Item 3.     Controls and Procedures                                   17


PART II - Other Information

     Item 1.     Legal Proceedings                                         18

     Item 2.     Changes in Securities                                     18

     Item 3.     Defaults Upon Senior Securities                           18

     Item 4.     Submission of Matters to a Vote of Security Holders       18

     Item 5.     Other Information                                         18

     Item 6.     Exhibits and Reports on Form 8-K                          18-33


SIGNATURES

ITEM 1.  FINANCIAL STATMENTS

Atlantic Liberty Financial Corp.
Consolidated Statements of Financial Condition
(in thousands of dollars)
(unaudited)

                                                                       At              At
                                                                  December 31,      March 31,
                                                                      2003            2003
                                                                  ------------    ------------
ASSETS
Cash and cash equivalents
        Cash and amounts due from depository Institutions         $      1,855    $      1,773
        Interest bearing deposits                                        4,098           4,464
                                                                  ------------    ------------
               Total cash and cash equivalents                           5,953           6,237
                                                                  ------------    ------------

Securities available for sale                                            3,228           1,703
Investment securities held to maturity                                   2,018           1,024
Mortgage-backed securities held to maturity                             32,352          21,002
Loans receivable, net                                                  109,930         100,655
Premises and equipment                                                   1,516           1,616
Federal Home Loan Bank of New York Stock                                 1,160             902
Interest receivable                                                        792             672
Deferred income tax                                                        484             307
Investment in real estate                                                   78              78
Other assets                                                             3,296           3,000
                                                                  ------------    ------------
               Total Assets                                       $    160,807    $    137,196
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
       Deposits                                                   $    107,635    $    107,515
       Federal Home Loan Bank of New York advances                      23,200           1,600
       Advance payments by borrowers for taxes and insurance             1,087             886
       Other liabilities                                                 2,642           2,104
                                                                  ------------    ------------
              Total Liabilities                                        134,564         112,105

Commitments & Contingencies                                                 --              --

Stockholders' equity                                                        --
      Preferred Stock $.10 par value, 500,000 shares authorized             --              --
      Common Stock $.10 par value, 6,000,000 shares authorized
      1,710,984 Shares Issued                                              171             171
      Paid in Capital                                                   16,254          16,141
      Retained Earnings-substantially restricted                        10,888           9,976
      Unearned ESOP Shares                                              (1,095)         (1,197)
      Accumulated other comprehensive income                                25               0
                                                                  ------------    ------------
             Total Stockholders' Equity                                 26,243          25,091
                                                                  ------------    ------------
             Total liabilities and Stockholders' Equity           $    160,807    $    137,196
                                                                  ============    ============

                See notes to consolidated financial statements.

Atlantic Liberty Financial Corp.
Statements of Income
(in thousands of dollars)
(unaudited)

                                                           Three  Months              Nine Months
                                                         Ended December 31         Ended December 31
                                                      -----------------------   -----------------------
                                                         2003         2002         2003         2002
                                                      ----------   ----------   ----------   ----------
Interest and dividend income
    Loans                                             $    1,791   $    1,811   $    5,341   $    5,327
    Mortgage backed securities                               319          203          692          598
    Investment Securities                                     55           16           95           49
    Other interest-earning assets                              9           86           59          178
                                                      ----------   ----------   ----------   ----------
                Total interest income                      2,174        2,116        6,187        6,152
                                                      ----------   ----------   ----------   ----------

Interest expense
    Deposits                                                 429          588        1,331        1,911
    Advances                                                 150           19          243           63
    Escrow                                                     3            3           11            8
                                                      ----------   ----------   ----------   ----------
                Total interest expense                       582          610        1,585        1,982
                                                      ----------   ----------   ----------   ----------

Net interest income                                        1,592        1,506        4,602        4,170
Provision for loan losses                                      0           40            0           40
                                                      ----------   ----------   ----------   ----------

Net interest income after provision for loan losses        1,592        1,466        4,602        4,130
                                                      ----------   ----------   ----------   ----------

Non-interest income
    Service fees                                              51           49          155          154
    Miscellaneous                                             45           28          150           74
                                                      ----------   ----------   ----------   ----------
                 Total non-interest income                    96           77          305          228
                                                      ----------   ----------   ----------   ----------

Non-interest expenses
    Salaries and employee benefits                           617          672        1,733        1,582
    Directors Compensation                                    47           40          119          106
    Net occupancy expenses                                    39           37          119           61
    Equipment                                                108          153          276          458
    Advertising                                               10           10           26           26
    Federal Insurance Premium                                  4            5           14           14
    Legal fees                                                34           15          107           35
    Miscellaneous                                            181          160          560          495
                                                      ----------   ----------   ----------   ----------
                  Total non-interest expenses              1,040        1,092        2,954        2,777
                                                      ----------   ----------   ----------   ----------

Income before income taxes                                   648          451        1,953        1,581
Income tax expense                                           302          209          882          681
                                                      ----------   ----------   ----------   ----------

Net income                                            $      346   $      242   $    1,071   $      900
                                                      ==========   ==========   ==========   ==========

Earnings per share
    Basic and diluted                                 $     0.22   $     0.15   $     0.67          n/a
    Weighted average shares                            1,599,214    1,574,301    1,595,804          n/a
    Fully diluted average shares                       1,607,020          n/a    1,603,610          n/a

                       See notes to financial statements

Atlantic Liberty Financial Corp.
Consolidated Statements of changes in Stockholders' equity
(in thousands of dollars)
(unaudited)

                                                                                                     Accumulated
                                                                                                       Other
                                              Common       Paid-in      Retained       Unearned     Comprehensive
                                              Stock        Capital      Earnings      ESOP Shares   Income/(loss)     Total
                                           -----------   -----------   -----------    -----------    -----------   -----------
Balance at March 31, 2003                  $       171   $    16,141   $     9,976    $    (1,197)   $        --   $    25,091

Comprehensive Income
   Net income                                       --            --         1,071             --             --         1,071
    Change in net unrealized gain (loss)            --            --            --             --             25            25
                                                                                                                   -----------
        Total comprehensive income                  --            --            --             --             --         1,096

ESOP shares committed to be released                --           113            --            102             --           215
Dividends paid ($.10 per share)                                               (159)                                       (159)
                                           -----------   -----------   -----------    -----------    -----------   -----------

Balance December 31,2003                   $       171   $    16,254   $    10,888    $    (1,095)   $        25   $    26,243
                                           ===========   ===========   ===========    ===========    ===========   ===========

                 See notes to consolidated financial statements

Atlantic Liberty Financial Corp.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

                                                                     Nine Months Ended
Cash flows from operating activities                                    December 31,
------------------------------------                                --------------------
                                                                      2003        2002
                                                                    --------    --------
Net income                                                          $  1,071    $    900
Adjustments to reconcile net income to net cash
provided by operating activities:
      Depreciation                                                       124         100
      Provision for loan losses                                           --          40
      Net accretion of premiums,
        discounts and deferred loan fees                                 250         (54)
      Deferred income taxes                                             (177)        (47)
      ESOP compensation expense                                          189         184
      Recognition and Retention Plan expense                              26          --
      (Increase) in interest receivable                                 (120)        (78)
      (Increase) in other assets                                        (296)     (1,848)
      Increase in other liabilities                                      538       1,583
                                                                    --------    --------
                 Net cash provided by operating activities             1,605         780
                                                                    --------    --------

Cash flows from investing activities:
       Purchases of:
            Investment securities held to maturity                    (1,000)         --
            Investment securities available for sale                  (2,000)         --
            Mortgage-backed securities held to maturity              (19,816)    (14,323)
        Proceeds of maturities,calls and principal repayments on:
            Mortgage-backed securities held to maturity                8,291       5,483
            Mortgage-backed securities available for sale                490          --
        (Increase) in loans receivable                                (9,334)      (8016)
        Additions to premises and equipment                              (24)       (370)
        Purchase of Federal Home Loan Bank of New York Stock            (258)         --
                                                                    --------    --------
                     Net cash (used in) investing activities         (23,651)    (17,226)
                                                                    --------    --------

Cash flows from financing activities:
      Increase in deposits                                               120          71
      Increase in advance payments
        by borrowers for taxes and insurance                             201         155
        Increase (decrease) in Federal Home Loan Bank advances        21,600        (400)
      Net proceeds from stock conversion                                  --      14,841
        Cash dividends paid                                             (159)         --
                                                                    --------    --------
        Net cash provided by financing activities                     21,762      14,667
                                                                    --------    --------

Net (decrease) in cash and cash equivalents                             (284)     (1,779)
Cash and cash equivalents at beginning of period                       6,237       9,941
                                                                    --------    --------

Cash and cash equilvalents at end of period                         $  5,953    $  8,162
                                                                    ========    ========

Supplemental disclosures of cash flow information Cash paid for:
          Interest                                                  $  1,585    $  1,976
                                                                    --------    --------
          Federal, state and city income taxes                      $    865    $    855
                                                                    --------    --------

                See notes to consolidated financial statements.

                        Atlantic Liberty Financial Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


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

Nature of Operations:

The Association is a federally chartered stock savings and loan association, which maintains insurance on deposit accounts with the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation. The Association is engaged in the business of retail banking with operations conducted through its main office and one branch, both of which are located in Brooklyn, New York.

Use of Estimates in the Preparation of Financial Statements:

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


Note 3-     Conversion and Stock Issuance
-----------------------------------------

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

Shares held by the ESOP are released to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Association's discretionary contributions to the ESOP and earnings on the ESOP's assets. Principal and interest payments are scheduled to occur over a ten-year period. However, in the event the Company's contributions exceed the minimum debt service requirements, additional principal payment will be made. Principal and interest payments took place on December 31, 2002 and December 29, 2003 resulting in 13,688 shares being released to eligible employees in each year.

Note 5-     Incentive Stock Benefit Plan
----------------------------------------

            On November 19, 2003, the stockholders approved the Company's 2003 Incentive Stock Benefit Plan. In accordance with the terms of the Plan, 256,648 shares of common stock of the company, in the aggregate, are reserved for issuance, which shares shall be available for issuance pursuant to the exercise of stock options or as restricted stock awards.


Note 6-     Earnings Per Share
------------------------------

Amounts reported as basic earnings per share of common stock reflect earnings available to stockholders for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share, which did not differ from basic earnings per share, give effect to stock awards and option securities exercisable into common stock, which would have a dilution effect. Earnings per share is calculated beginning with the date of reorganization and, therefore, no earnings per share is reported for periods prior to the reorganization.


Note-7      Dividend Declaration
--------------------------------

On January 15, 2004, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share to be paid on February 13, 2004 to shareholders of record on January 30, 2004.


Note 8-     Recent Development
------------------------------

At its January meeting, the Company's Board of Directors approved a Stock Repurchase Program to acquire up to 85,550 shares of the Company's common stock, which represents approximately 5% of the outstanding common stock.

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

The following discussion compares the consolidated financial condition of Atlantic Liberty Financial Corp. at December 31, 2003 to the Association's financial condition at March 31, 2003 and the consolidated results of operations for the three-month and nine-month periods ended December 31, 2003 and December 31, 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


Comparison of Financial Condition At December 31, 2003 and March 31, 2003

         Our total assets at December 31, 2003 were $160.8 million an increase of $23.6 million or 17.2% from $137.2 million at March 31, 2003. The increase reflects growth in loans receivable, mortgage-backed securities and investment securities primarily funded by increases in advances from the Federal Home Loan Bank of New York (FHLB, NY) and deposits. Loans increased by $9.3 million or 9.2% to $109.9 million at December 31, 2003 from $100.7 million at March 31, 2003. Our increase in loans resulted principally from the increased one-to-four family mortgage loan originations as new customers sought to take advantage of low market interest rates as well as an increase of $12.5 million in commercial loans, $5.0 million of which were purchased from other financial institutions. Mortgage-backed securities including those held to maturity and available for sale increased $10.9 million or 48.0% to $33.6 million at December 31, 2003 from

$22.7 million at March 31., 2003 reflecting new purchases of $19.8 million partially offset by $8.9 million of pre-payments and amortization. Investment securities held to maturity and available for sale, increased $3.0 million to $4.0 million at December 31, 2003 from $1.0 million at March 31, 2003. Cash and cash equivalents decreased $200,000 or 3.2% to $6.0 million at December 31, 2003 from $6.2 million at March 31, 2003.


Total deposits of $107.6 million at December 31, 2003 increased $100,000 or 0.1% from $107.5 million at March 31, 2003. Federal Home Loan bank of New York advances increased $21.6 million to $23.2 million at December 31, 2003 from $1.6 million at March 31, 2003 to provide funding for the increases in interest earning assets noted above.


Stockholders' equity increased $1.2 million or 4.6% to $26.2 million at December 31, 2003 from $25.1 million at March 31, 2003, primarily the result of net income of $1.1 million for the nine-months ended December 31, 2003.


Comparison of Results of Operations for the three-months ended December 31, 2003 and December 31, 2002.

            General. Net income for the three months ended December 31, 2003 was $346,000 an increase of $104,000 or 43.0% form $242,000 for the three months ended December 31, 2002. The increase in net income was primarily due to increases of $86,000 in net interest income and $19,000 in non-interest income, decreases of $52,000 in non-interest expense and $40,000 in the provision for loan losses, partially offset by an increase of $93,000 in income tax expense.

            Interest Income. Interest income increased $58,000 during the comparative three months ended December 31, 2003 and 2002. The increase in interest income resulted primarily from increases of $116,000 in interest received on mortgage backed securities and $39,000 in interest received on investment securities, partially offset by decreases of $20,000 in interest received from loans and $77,000 on interest received on other interest earning assets. The Federal Home Loan Bank of New York announced in September, 2003 a suspension of their quarterly dividend. The dividend on our Federal Home Loan Bank of New York stock has been approximately $13,000 per quarter and the suspension thereof should not have a material impact on our financial condition or results of operation in the future. In January, 2004 The Federal Home Loan Bank of New York reinstated the dividend at a lower rate.

            Interest income received on mortgage-backed securities increased $116,000 or 57.1% to $319,000 for the three months ended December 31, 2003 from $203,000 for the three months ended December 31, 2002. The average balance of mortgage-backed securities for the periods increased by $13.2 million to $34.9 million from $21.7 million. The average yield on mortgage-backed securities declined 9 basis points to 3.66% for the three months ended December 31, 2003 from 3.75% for the three months ended December 31, 2002, reflecting the declining interest rate environment in 2003.

            Interest income on investment securities increased $39,000 or 243.8% to $55,000 for the three months ended December 31, 2003 from $16,000 for the three months ended December 31, 2002. The increase was due to an increase of

$2.6 million in the average balance of investment securities to $3.6 million for the three months ended December 31, 2003 from $1.0 million in the comparable period in 2002, partially offset by a decrease in the average yield of 17 basis points to 6.06% from 6.23% for the respective periods.

            Interest income from loans decreased $20,000 or 1.1% to $1,791,000 for the three months ended December 31, 2003 from $1,811,000 for the same period in 2002. The decrease was due to a 70 basis point decrease in the average yield, partially offset by an increase in average loans outstanding of $9.3 million to $108.1 million for the three months ended December 31, 2003 from $98.8 million for the three months ended December 31, 2002. The decrease in yield reflects a decrease in market interest rates generally.

            Interest income on other interest earning assets decreased $77,000 or 89.5% to $9,000 for the three months ended December 31, 2003 from $86,000 for the same period in 2002. The decrease was due to a decrease in the average balance of other interest earning assets to $4.4 million from $21.5 million as well as a decrease of 79 basis points in the average yield.

            Interest Expense. Total interest expense decreased by $28,000 or 4.6% to $582,000 for the three months ended December 31, 2003 from $610,000 for the three months ended December 31, 2002. The decrease in interest expense resulted primarily from a decrease in the average cost of our interest bearing liabilities to 1.81% from 1.97%, reflecting the decrease in market interest rates during the period, partially offset by an increase of $4.8 million in average total interest bearing liabilities to $128.8 million from $124.0 million.

            Interest expense on deposits decreased $159,000 or 27.0% to $429,000 for the three months ended December 31, 2003 from $588,000 for the three months ended December 31, 2002. The average balance of certificate of deposit accounts decreased $4.4 million to $56.9 million for the three months ended December 31, 2003 from $61.3 million for the three months ended December 31, 2002, and the average cost on such accounts decreased to 2.30% from 2.81%. In addition, the average balance of transaction and savings deposits decreased $11.2 million or 18.6% to $49.0 million for the three months ended December 31, 2003 from $60.2 million for the three months ended December 31, 2002, and the average cost on such accounts declined 23 basis points to 0.82% from 1.05%, reflecting the decline in market interest rates paid on deposits during 2002 and 2003.

            Interest expense on Federal Home Loan Bank of New York advances was $150,000 for the three months ended December 31, 2003, an increase of $131,000 from the $19,000 recorded in the three months ended December 31, 2002. Average Federal Home Loan Bank of New York advances increased to $22.1 million for the three months ended December 31, 2003, from $1.6 million in the prior period, however, the average cost of such advances decreased 203 basis points to 2.72% from 4.75%.

            Net Interest Income. Net interest income increased $86,000 or 5.7% to $1.6 million for the three months ended December 31, 2003 from $1.5 million for the three months ended December 31, 2002. The increase in our net interest income for the quarter ended December 31, 2003 compared to the prior quarter is attributable to an $8.1 million increase in interest earning assets. Our net interest spread was 3.95% for both periods. Our net interest margin for the quarter ended December 31, 2003 compared to the prior period increased 1 basis point to 4.22% from 4.21%.

            Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not make a provision for the three months ended December 31, 2003, while we established a provision of $40,000 for the three months ended December 31, 2002.

            We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $582,000 or .53% of loans outstanding at December 31, 2003 as compared with $484,000 or .48% of loans outstanding at December 31, 2002. The allowance for loan losses represented 481.7% of non-performing loans at December 31, 2003 and 386.4% of non-performing loans at December 31, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

            Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically will review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2003 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

            Non-Interest Income. Non-interest income increased $19,000 to $96,000 for the three months ended December 31, 2003, as compared to $77,000 for the three months ended December 31, 2002. The increase was attributable to $24,000 of income on Atlantic Liberty Savings, F.A.'s investment in Bank owned Life Insurance (BOLI) as to which there is no comparable income in the prior period, partially offset by a decrease of $5,000 in saving account fees.

            Non-Interest Expense. Non-interest expense for the three months ended December 31, 2003 was $1,040,000 compared to $1,092,000 for the three months ended December 31, 2002, a decrease of $52,000 or 4.8%. The decrease was primarily attributable to decreases of $55,000 in salaries and employee benefits and $45,000 in equipment expense, partially offset by increases of $19,000 in legal expense, $21,000 in miscellaneous expense and $7,000 in director's compensation.

            Provision for Income Taxes. The provision for income taxes increased to $302,000 for the three months ended December 31, 2003 from $209,000 for the three months ended December 31, 2002. The increase in the provision for income taxes is primarily due to a higher level of income before taxes of $648,000 for the three months ended December 31, 2003, compared with income before taxes of $451,000 for the comparative 2002 period.

Comparison of Operating Results for the nine-months ended December 31, 2003 and December 2002.

            General. Net income for the nine months ended December 31, 2003 was $1,071,000 an increase of $171,000 or 19.0% from $900,000 for the nine months ended December 31, 2002. The increase in net income was primarily due to increases of $432,000 in net interest income and $77,000 in non-interest income, as well as a decrease of $40,000 in the provision for loan losses, partially offset by increases of $177,000 in non-interest expense and $201,000 in income tax expense.

            Interest Income. Interest income increased $35,000 during the comparative nine months ended December 31, 2003 and 2002. The increase in interest income resulted primarily from increases of $14,000 in interest received from loans, $94,000 in interest received on mortgage-backed securities and $46,000 in interest on investment securities, partially offset by a decrease of $119,000 of interest received on other interest earning assets.

            Interest income from loans increased $14,000 or 0.3% to $5.34 million for the nine months ended December 31, 2003 from $5.32 million for the nine months ended December 31, 2002. The average balance of loans outstanding for the periods increased by $8.8 million to $104.8 million from $96.0 million. The average yield on loans declined 60 basis points to 6.80% for the nine months ended December 31, 2003 from 7.40% for the nine months ended December 31, 2002, reflecting a decrease in market interest rates generally.

            Interest income from mortgage-backed securities increased $94,000 or 15.7% to $692,000 for the nine months ended December 31, 2003 from $598,000 for the same period in 2002. The increase was due to an increase in average mortgage-backed securities of $9.2 million to $27.3 million for the nine months ended December 31, 2003 from $18.1 million for the nine months ended December 31, 2002, partially offset by a 103 basis point decrease in the average yield. The decrease in yield reflects the declining interest rate environment in 2002 and 2003.

            Interest income on investment securities increased $46,000 or 93.4% to $95,000 for the nine months ended December 31, 2003 from $49,000 for the nine months ended December 31, 2002. The increase was due to an increase in average investment securities of $1.1 million to $2.1 million for the nine months ended December 31, 2003 from $1.0 million in the comparable period in 2002, partially offset by a decrease in the average yield of 13 basis points to 6.18% from 6.31% for the respective periods.

            Interest income on other interest earning assets decreased $119,000 or 66.9% to $59,000 for the nine months ended December 31, 2003, from $178,000 for the same period in 2002. The decrease was due to a decrease in the average balance of other interest earning assets to $4.9 million from $14.9 million, partially offset by an increase of 4 basis points in the average yield.

            Interest Expense. Total interest expense decreased by $397,000 or 20.0% to $1.6 million for the nine months ended December 31, 2003 from $2.0 million for the nine months ended December 31, 2002. The decrease in interest expense resulted primarily from a decrease in the average cost of our interest bearing liabilities to 1.79% from 2.24%, reflecting the decrease in market interest rates during the period as well as a decrease in the average balance of interest bearing liabilities of $100,000 to $117.8 million from $117.9 million.

            Interest expense on deposits decreased $580,000 or 30.4% to $1.3 million for the nine months ended December 31, 2003 from $1.9 million for the nine months ended December 31, 2002. The average balance of certificate of deposit accounts decreased $6.3 million to $57.6 million for the nine months ended December 31, 2003 from $63.9 million for the nine months ended December 31, 2002, and the average cost on such accounts decreased to 2.40% from 3.07%. In addition, the average balance of transaction and savings deposits decreased $2.9 million or 5.7% to $48.4 million for the nine months ended December 31, 2003 from $51.3 million for the nine months ended December 31, 2002, and the average cost on such accounts declined 33 basis points to 0.81% from 1.14% reflecting the decline in market interest rates paid on deposits during 2002 and 2003.

            Interest expense on Federal Home Loan Bank of New York advances was $243,000 for the nine months ended December 31, 2003, an increase of $180,000 from the $63,000 recorded in the nine months ended December 31, 2002. Average Federal Home Loan Bank of New York advances increased to $11.1 million for the nine months ended December 31, 2003, from $1.8 million in the prior period however, the average cost on such advances decreased 171 basis points to 2.91% from 4.62%.


Net Interest Income. Net interest income increased $432,000 or 10.4% to $4.6 million for the nine months ended December 31, 2003 from $4.2 million for the nine months ended December 31, 2002. Our net interest spread increased 7 basis points to 4.14% for the nine months ended December 31, 2003, from 4.07% for the comparable period in 2002, while our net interest margin increased 13 basis points to 4.41% from 4.28% . In addition, average interest earning assets increased $9.1 million to $139.0 million for the nine months ended December 31, 2003 from $129.9 for the nine months ended December 31, 2002.

            Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not make a provision for the nine months ended December 31, 2003 while we established a provision of $40,000 for the nine months ended December 31, 2002.

            We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $582,000 or .0.53% of loans outstanding at December 31, 2003 as compared with $484,000 or .0.48% of loans outstanding at December 31, 2002. The allowance for loan losses represented 481.7% of non-performing loans at December 31, 2003 and 386.4% of non-performing loans at December 31, 2002. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

            Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2003 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

            Non-Interest Income. Non-interest income increased $77,000 to $305,000 for the nine months ended December 31, 2003, as compared to $228,000 for the nine months ended December 31, 2002. The increase was attributed to increases of $22,000 in savings and checking account fees and $69,000 of income on Atlantic Liberty Savings, F.A. investment in Bank Owned Life Insurance
(BOLI), as to which there is no comparable income in the prior period, partially offset by a decrease of $13,000 in loan prepayment penalty fees.

            Non-Interest Expense. Non-interest expense for the nine months ended December 31, 2003 increased $177,000 or 6.4% to $3.0 million from $2.8 million of the nine months ended December 31, 2002. The increase was primarily attributable to increases of $151,000 in salaries and employee benefits, $13,000 in directors' compensation, $58,000 in occupancy expense, $72,000 in legal expense and $65,000 in miscellaneous expense, partially offset by a decrease of $182,000 in equipment expense.

            Provision for Income Taxes. The provision for income taxes increased to $882,000 for the nine months ended December 31, 2003 from $681,000 for the nine months ended December 31, 2002. The increase in the provision for income taxes is primarily due to our higher level of income before taxes of $2.0 million for the nine months ended December 31, 2003, compared with $1.6 million for the comparative 2002 period as well as an increase in the effective tax rate to 45.2% for the nine months ended December 31, 2003 from 43.1% in the prior period caused principally by the non-deductibility for income tax purposes of the excess of market value on the release date over purchase price of the ESOP shares.


Liquidity and Capital Resources

            Liquidity. The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Association invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At December 31, 2003, cash and cash equivalents totaled $6.0 million. At December 31, 2003, the Association had commitments to funds loans of $2.0 million. At December 31, 2003, certificates of deposit represented 52.4% of total deposits. The Association expects to retain these deposit accounts. In addition, the Association could borrow up to $16.2 million from the Federal Home Loan Bank of New York without providing additional collateral. The Association considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

            Capital Resources. The Association is subject to various regulatory capital requirements administered by federal regulatory agencies. The following table summarizes the Association's regulatory capital requirements versus actual capital as of December 31, 2003:

                                          ACTUAL                   REQUIRED                  EXCESS
                                    -------------------       ------------------       ------------------
(Dollars in thousands)              AMOUNT          %         AMOUNT         %         AMOUNT         %
                                    ------        -----       ------       -----       ------       -----
Core capital
   (to adjusted total assets)       $ 18.3        11.6%       $  6.3        4.0%       $ 12.0        7.6%

Risk-based capital
    To (risk-weighted assets)       $ 18.8        21.2%       $  7.1        8.0%       $ 11.7       13.2%


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

            The table below sets forth, as of September 31, 2003, the latest date for which the Office of Thrift Supervision has provided Atlantic Liberty Savings, F.A. an interest rate sensitivity report of net portfolio value, the estimated changes in our net portfolio value that would result form the designated instantaneous changes in the United States Treasury yield curve.

                                                                 Net Portfolio Value as a %of Present
                                                                              Value of
                    Net Portfolio Value                                   Assets/liabilities
-----------------------------------------------------------       --------------------------------
Change in
Interest Rates       Estimated      Amount of
(Basis Points)       NPV             Change         Percent       NPV Ratio    Change
--------------       ---             ------         -------       ---------    -------------------
                     (Dollars in Thousands)
+300                 $ 18,833        $(7,046)       (27)%         12.07%       (357) basis points
+200                   21,449         (4,430)       (17)          13.47        (218) basis points
+100                   23,881         (1,999)        (8)          14.69        ( 95) basis points
   0                   25,879             --         --           15.64          --  basis points
-100                   26,995          1,116         +4           16.10         +46  basis points


            The table above indicates that at September 30, 2003, in the event of a 100 basis point decrease in interest rates, we would experience a 4% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 17% decrease in net portfolio value.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2003, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 2.     CHANGES IN SECURITIES

                        None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                        None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                        At the special meeting of stockholders held on November 19, 2003, the following proposal was voted upon and approved by the stockholders:

                        Resolved, that the adoption of the Atlantic Liberty Financial Corp., 2003 Incentive Stock Benefit Plan is hereby approved.

                        The voting as to the proposal was as follows:

                        For                  Against     Withheld
                        ---------            --------    ---------
                        860,056              149,058     8,202


ITEM 5.     OTHER INFORMATION

                        At its January meeting, the Board of Directors of Atlantic Liberty Financial Corp. declared a quarterly cash dividend of $0.05 per share to be paid on February 13, 2004 to shareholders of record on January 30, 2004.

                        At its January meeting, the Company's Board of Directors approved a Stock Repurchase Program to acquire up to 85,550 shares of Company's common stock, which represent approximately 5% of the outstanding common stock.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
                        Exhibit 10.1 Atlantic Liberty Financial Corp. 2003 Incentive Stock Benefit Plan
                        Exhibit 31.1
                        Exhibit 31.2
                        Exhibit 32  Sarbanes-Oxley Certifications pursuant to
                        Section 906


                        On January 26, 2004 we filed a Form 8-K which contained our Press Release of earnings for the quarter ended December 31, 2003.

                                   SIGNATURES



Pursuant to the requirement of the securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Atlantic Liberty Financial Corp.

Date:       February 6, 2004             /s/ BARRY M. DONOHUE
                                         ---------------------------------------
                                         Barry M. Donohue
                                         President and Chief Executive Officer



Date:       February 6, 2004             /s/ WILLIAM M. GILFILLAN
                                         ---------------------------------------
                                         William M. Gilfillan
                                         Chief Financial Officer and Corporate
                                         Secretary