Form 10KSB
period 2004-03-31
ATLANTIC LIBERTY FINANCIAL CORP
filed 2004-06-29
CIK 1172095

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ______________________

Commission File Number: 000-49967

Atlantic Liberty Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	16-1615014
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

186 Montague Street, Brooklyn, New York	11201
(Address of Principal Executive Offices)	(Zip Code)

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
YES  X  NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [Ö]

     State issuer's revenues for its most recent fiscal year.......................................................... $8,804,000

     As of June 14, 2004, there were 1,691,094 shares issued and outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2004 Annual Meeting of Stockholders (Parts I and III).
2.	Annual Report to Shareholders for the fiscal year ended March 31, 2004 (Parts II and IV).

Transitional Small Business Disclosure Format: YES NO X

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

     This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

General

     Atlantic Liberty Financial Corp. was incorporated in 2002 for the purpose of acting as the holding company parent of Atlantic Liberty Savings, F.A. following the completion of its mutual-to-stock conversion. At March 31, 2004, Atlantic Liberty Financial Corp. had consolidated assets of $160.0 million, deposits of $107.9 million and shareholders' equity of $26.2 million. Our executive office is located at 186 Montague Street, Brooklyn, New York 11201 and our telephone number is (718) 855-3555.

Atlantic Liberty Savings, F.A.

     Our principal business consists of attracting retail deposits from the general public in the areas surrounding our two locations in Brooklyn, New York and investing those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans, multi-family and commercial real estate loans, mortgage related securities and various other securities. Our revenues are derived principally from the interest on loans, securities, loan origination and servicing fees, and service charges and fees collected on deposit accounts. Our primary sources of funds are deposits, principal and interest payments on loans and securities and advances from the Federal Home Loan Bank of New York.

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

Market Area

     We operate in an urban market area that has a stable population and household base. During the past 12 years, the population and number of households in Kings County increased by approximately 8%. In 2003 per capita income for Kings County was $18,247 and the median household income was $35,248. Our primary lending area is concentrated in the neighborhoods surrounding both of our office locations in Brooklyn, New York. One- to four-family residential real estate in our market area is characterized by a large number of attached and semi-detached houses, including a number of two-and three-family homes and cooperative apartments. Most of our deposit customers are residents of the greater New York metropolitan area. The economy of our market area is characterized by a large number of small retail establishments. Our customer base is comprised of middle-income households, and to a lesser extent low-to-moderate-income households. The median household income for

Brooklyn is below the national median household income, and the median household income for the State of New York. In addition, the unemployment rate in the market area served by us is higher than in the surrounding suburbs.

Lending Activities

     Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property, and cooperative apartments. In recent years, we have retained all loans that we originated. One- to four-family residential real estate mortgage loans represented $62.5 million, or 54.9% of our loan portfolio at March 31, 2004. We also offer multi-family and commercial real estate loans. Multi-family real estate loans totaled $21.8 million, or 19.2%, of the loan portfolio at March 31, 2004. Commercial real estate loans totaled approximately $28.8 million, or 25.3% of the loan portfolio at March 31, 2004. We also offer home equity loans to existing customers.

     Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and net deferred fees.

	At March 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Real Estate Loans:
One- to four-family	$ 62,500	54.9%	$ 68,057	67.2%	$ 64,500	69.0%
Multi-family	21,831	19.2	14,860	14.7	13,653	14.6
Commercial	28,791	25.3	17,818	17.6	15,076	16.1

Total real estate loans	113,122	99.4%	$100,735	99.5%	$ 93,229	99.7%

Other Loans:
Home equity	722	0.6	533	0.5	190	0.3
Unsecured	6	—	22	—	26	—

Total other loans	728	0.6	555	0.5	216	0.3

Total loans	$113,850	100.0%	$101,290	100.0%	$ 93,445	100.0%

Less:
Net deferred fees	210		151		154
Allowance for loan losses	582		484		435

Total loans receivable, net	$113,058		$100,655		$ 92,856

     Loan Maturity Schedule. The following table shows the remaining contractual maturity of our loans at March 31, 2004. The table does not include the effect of possible prepayments or due on sale clause payments.

	At March 31, 2004
	One- to four- family Amount	Multi-family	Commercial Real Estate	Home Equity and Unsecured	Total
	(In Thousands)

Amounts Due:
One year or less	$ 8	$ 1,117	$ 520	$ 6	$ 1,651

After one year:
More than one year to three years	277	1,540	1,665	17	3,499
More than three years to five years	2,576	952	933	148	4,609
More than five years to 10 years	16,578	13,392	24,949	557	55,476
More than 10 years to 20 years	14,099	4,830	724	—	19,653
More than 20 years	28,962	—	—	—	28,962

Total due after one year	62,492	20,714	28,271	722	112,199

Total due	$ 62,500	$21,831	$28,791	$728	$113,850

Less:
Deferred loan fees					210
Allowance for loan losses					582

Loans receivable, net					$113,058

     The total amount of loans due after March 31, 2005 which have fixed interest rates is $26.0 million, and the total amount of loans due after such dates which have floating or adjustable interest rates is $86.2 million.

     One- toFour-family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in our lending area. At March 31, 2004, approximately $62.5 million, or 54.9% of our loan portfolio, consisted of one- to four-family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan to value ratio in excess of 90%. Generally, fixed-rate loans are originated for terms of up to 15 years. We do not sell the loans that we originate.

     We also offer adjustable-rate mortgage loans with one, three, and five year adjustment periods based on changes in a designated treasury index. We also offer a loan product with a fixed rate of interest for seven years, which adjusts annually thereafter. Notwithstanding the low interest rate environment during the past two years, most of our new loan originations have had adjustable interest rates. During fiscal 2004, we originated $12.1 million in adjustable rate one- to four-family residential loans and $3.8 million in fixed rate one- to four-family residential loans. In an effort to increase our origination of adjustable rate loans, we price our adjustable rate mortgages more aggressively as compared to our fixed rate loans. A substantial portion of our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

     Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At March 31, 2004, 72% of our one- to four-family residential loans had adjustable rates of interest.

     All one- to four-family residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

     Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all loans, we utilize outside independent appraisers approved by the board of directors. All borrowers are required to obtain title insurance. We also require homeowner’s insurance and fire and casualty insurance on properties securing real estate loans.

     Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled approximately $21.8 million, or 19.2% of the total loan portfolio at March 31, 2004. Multi-family real estate loans generally are secured by rental properties (including walk-up apartments). Substantially all multi-family real estate loans are secured by properties located within our lending area. At March 31, 2004, we had 57 multi-family loans with an average principal balance of $383,000, and the largest multi-family real estate loan had a principal balance of $1,336,000. Multi-family real estate loans generally are offered with adjustable interest rates. Multi-family loans are originated for terms of up to 10 years with a fixed rate of interest for the initial five year period and with a five year renewal option. At the time of renewal, the loan’s interest rate will adjust to the five year Treasury Note rate plus a minimum of 250 basis points. Multi-family real estate loans have terms ranging from 5 to 20 years, and may amortize over a period of up to 25 years.

     We consider a number of factors in originating multi-family real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 125% of the monthly debt service and the ratio of the loan amount to the appraised value of the mortgaged property. Multi-family real estate loans are originated in amounts up to 70% of the appraised value of the mortgaged property securing the loan. All multi-family loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from multi-family real estate borrowers.

     Loans secured by multi-family real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate typically depends upon the successful operation of the real estate property securing the loan. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired.

     Commercial Real Estate Loans. At March 31, 2004, $28.8 million, or 25.3% of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, private schools, religious facilities, restaurants, mixed use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with maximum terms of up to 10 years. The maximum loan-to-value ratio of commercial real estate loans is 70%. At March 31, 2004, we had 70 commercial real estate loans with an average outstanding balance of $411,000. At March 31, 2004, our largest commercial real estate loan had a principal balance of $1,986,000 and was secured by a shopping mall.

     In underwriting commercial real estate loans, we consider and evaluate the same criteria as in underwriting multi-family real estate loans. Personal guarantees are generally obtained from commercial real estate borrowers.

     Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate.

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

     The following table shows our loan origination and repayment activities for the periods indicated. During fiscal 2004, we purchased $8.4 million of mortgages from other financial institutions, $5.0 million of which were commercial loans and $3.4 million were multi-family loans. We did not sell any loans during the periods indicated.

	Years Ended March 31,
	2004	2003	2002
	(In Thousands)

Loans receivable, net, at beginning of period	$ 100,655	$ 92,856	$ 83,770

Originations by type:
Real estate – one- to four-family	15,896	14,525	13,453
– multi-family	6,090	4,696	4,954
– commercial	10,672	6,722	6,455
Other – home equity and unsecured	452	437	67

Total loans originated	33,110	26,380	24,929
Loan purchases	8,358	2,825	—
Principal repayments	(28,905)	(21,309)	(15,808)
(Provision) recovery for loan losses	(98)	(49)	(70)
Amortization	(62)	(48)	35

Net increase	12,403	7,799	9,086

Loans receivable, net, at end of period	$ 113,058	$ 100,655	$ 92,856

     Loan Approval Procedures and Authority. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan, and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the employment and credit history and information on the historical and projected income and expenses of mortgagors. One- to four-family residential mortgage loans of up to $350,000 may be approved by senior management and all other one- to four-family residential mortgage loans in excess of $350,000 must be approved by the board of directors. All multi-family and commercial real estate loans must be approved by the board of directors. In addition, the board of directors ratifies all loans approved by management.

     We require appraisals of all real property securing loans. Appraisals are performed by independent appraisers who are licensed by the State of New York, and who are approved by the board of directors annually. We require fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. Where appropriate, flood insurance is also required.

Non-performing and Problem Assets

     After a mortgage loan becomes eight days past due, we deliver a computer generated delinquency notice to the borrower. A second delinquency notice is sent once the loan becomes 16 days past due. When a loan becomes 30 days past due, we send an additional delinquency notice to the borrower and attempt to make personal contact with the borrower by letter or telephone to establish an acceptable repayment schedule. In addition, with respect to loans secured by a one- to four-family residence, after 45 days we will attempt to assist the borrower in obtaining credit counseling. When a mortgage loan is 90 days delinquent and no acceptable resolution has been reached, we send the borrower a five-day demand letter. If the loan is not brought current within 120 days, we will generally refer the matter to our attorney. Management is authorized to begin foreclosure proceedings on any loan after determining that it is prudent to do so.

     Mortgage loans are reviewed on a regular basis, and such loans are placed on non-accrual status when they are specifically determined to be impaired or when they become 90 days delinquent. When loans are placed on a non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. At March 31, 2004, $96,000 or 0.08% of our total loans were non-performing loans. We had no accruing loans delinquent more than 90 days as of March 31, 2004, 2003 or 2002.

     Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets as of March 31, 2004, 2003 and 2002. Delinquent loans that are 90 days or more past due are considered non-performing assets. During the periods presented, we did not have any troubled debt restructurings.

	At March 31,
	2004	2003	2002
	(Dollars in Thousands)

Non-performing loans:
One- to four-family	$ 79	$127	$ —
Multi-family	—	—	—
Commercial real estate	—	—	725
Home equity	17	—	—
Unsecured	—	—	—

Total non-performing loans	96	127	725
Other real estate (1)	78	78	78

Total non-performing assets	$174	$205	$803

Total non-performing assets as a percentage of total assets	0.11%	0.15%	0.65%
Allowance for loan losses as a percentage of non-performing loans	606.25%	381.10%	60.00%

Allowance for loan losses as a percentage of gross loans receivable	0.51%	0.48%	0.47%

__________
(1) Represents a $78,000 investment in real estate.

     For the year ended March 31, 2004, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $5,000. Interest income recognized on such loans for the year ended March 31, 2004 was $2,000.

     Delinquent Loans. The following table sets forth our loan delinquencies by type of loan, by amount and by percentage of type at March 31, 2004.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)

One- to four-family	2	$44.07%		1	$79	0.13%	3	$123	0.20%
Multi-family	—	—	—	—	—		—
Commercial real estate	—	—	—	—	—		—
Home equity and unsecured	—	—	—	1	17	2.35	1	17	2.35

Total	2	$44		2	$96	—	4	$140	—

Delinquent loans to total loans									0.12%

     Classified Assets. Office of Thrift Supervision regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.

     An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances.

     On the basis of management’s review of its assets, at March 31, 2004 we had classified $96,000 of our assets as substandard (which consisted of 2 non-accruing loans secured by a one- to four-family property) and $1,062,000 as special mention (which consisted of 2 loans secured by one- to four-family properties totaling $394,000 and 1 loan secured by a commercial property of $668,000). There were no loans classified as doubtful at either March 31, 2004 or March 31, 2003. There were no loans classified as loss at March 31, 2004 and one loan in the amount of $2,000 classified as loss at March 31, 2003.

     The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

     Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the risks inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of March 31, 2004 was maintained at a level that represents management’s best estimate of losses in the loan portfolio, and such losses were both probable and reasonably estimable.

     In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

     Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods presented.

	For the Years Ended March 31,
	2004	2003	2002
	(Dollars in Thousands)

Balance at beginning of period	$ 484	$ 435	$ 358

Charge-offs:
One- to four-family	—	—	—
Multi-family	—	—	—
Commercial real estate	—	—	—
Home equity	—	—	—
Unsecured	—	—	—

Total	—	—	—

Recoveries:
One- to four-family	98	9	7
Multi-family	—	—	—
Commercial real estate	—	—	—
Home equity	—	—	—
Unsecured	—	—	—

Total	98	9	7

Net charge-offs(recoveries)	(98)	(9)	(7)
Provisions charged to operations (recovery credited to operations)	—	40	70

Balance at end of period	$ 582	$ 484	$ 435

Ratio of (recoveries) net charge-offs during the period to average loans outstanding during the period	(0.09)%	(0.01)%	(0.01)%

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At March 31,
	2004			2003			2002
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$ 83	$ 62,500	54.9%	$100	$ 68,057	67.2%	$ 89	$64,500	69.0%
Multi-family	108	21,831	19.2	74	14,860	14.7	68	13,653	14.6
Commercial	366	28,791	25.3	223	17,818	17.6	266	15,076	16.1
Home equity	5	722	0.6	7	533	0.5	--	190	0.3
Unsecured	--	6	--	--	22	--	--	26	--
Unallocated	20	--	--	80	--	--	12	--	--

Total	$582	$113,850	$ 100.0%	$484	$101,290	100.0%	$435	$93,445	100.0%

     Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis. Small differences between the allocated balances and recorded allowance is reflected as unallocated to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

     This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Investments

     Our investment portfolio at March 31, 2004 consisted of investments of $2.3 million in corporate obligations and notes of U.S. Government agencies and U.S. Government sponsored corporations classified as available for sale, and $2.0 million in corporate obligations and notes of U.S. Government agencies and U.S. Government sponsored corporations classified as held to maturity. We also had an investment of $1.2 million in Federal Home Loan Bank stock which has no stated maturity and we had $2.3 million in interest-earning deposits with other financial institutions which are payable on demand. Our investment policy objectives are to maintain liquidity within the guidelines established by the board of directors.

     We also invest in mortgage-backed securities, substantially all of which are classified as held to maturity. Virtually all of our mortgage-backed securities are adjustable rate instruments that reprice at one to seven year intervals. At March 31, 2004, mortgage-backed securities totaled $31.7 million, or 19.8% of total assets.

     The following table sets forth the carrying value and composition of our investment portfolio at the dates indicated.

	At March 31, 2004		At March 31, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)

Available for sale:
U.S. Government or government- sponsored agencies:
Due after nine years	$2,000	$2,043	$ --	$ --
Corporate bonds:
Due after ten years	300	289	--	--

Total	$2,300	$2,332	$ --	$ --

Held to maturity:
Corporate bonds:
Due after one year through five years	$1,016	$1,019	$1,024	$1,071
U.S. Government or government- sponsored agencies:
Due after nine years	1,000	1,085	--	--

Total	$2,016	$2,104	$1,024	$1,071

     The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

	At March 31, 2004		At March 31, 2003
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)

Available for sale:
Freddie Mac:
Due after ten years	$ 1,097	$ 1,088	$ 1,703	$ 1,703

Held to maturity:
Ginnie Mae	$ 2,737	$ 2,741	$ 4,811	$ 4,871
Freddie Mac	2,783	2,816	6,112	6,226
Fannie Mae	25,111	25,742	9,945	10,058
Collateralized Mortgage Obligations:
Freddie Mac:	$ 60	$ 60	$ 133	$ 133

Total	$30,691	$31,359	$21,001	$21,288

     Set forth below are the carrying value and estimated fair value of mortgage-backed securities at March 31, 2004 by contractual maturity.

	Carrying Value	Estimated Fair Value
	(In Thousands)

Due after one year through five years	$ 4	$ 5
Due after five years through ten years	--	--
Due after ten years	31,775	32,442

Total	$31,779	$32,447

Sources of Funds

     General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of New York may be used in the short-term to compensate for reductions in deposits and to fund loan growth. Advances from the FHLB were also used to fund a leveraged growth transaction executed during the year ended March 31, 2004.

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

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. In recent years, we have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Deposits are priced to reflect our interest rate risk management and profitability objectives. Based on experience, management believes that passbook accounts and money market accounts are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At March 31, 2004, $55.9 million, or 51.9% of our deposit accounts were certificates of deposit, of which $33.5 million have maturities of one year or less. A significant portion of the certificates of deposit consist of accounts that were opened at the direction of the county or surrogate court for the benefit of minors or others who are deemed to be incompetent to handle their affairs. At March 31, 2004, $21.7 million of the certificates of deposit consisted of such court-directed deposits. Court-directed deposits must remain deposited at Atlantic Liberty Savings, F.A. until the intended beneficiary attains his or her majority or is deemed competent to handle his or her own affairs.

     Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

	At March 31,
	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Transactions and Savings Deposits:
Demand:
Non-interest-bearing	$ 2,434	2.2%	$ 2,026	1.9%
Interest-bearing	6,350	5.9	6,603	6.1
Regular Savings	21,896	20.3	22,473	20.9
Money Market Accounts	21,265	19.7	17,873	16.6

Total Non-Certificates	$ 51,945	48.1%	$ 48,975	45.5%

Certificates:

0.00 - 1.99%	$ 35,476	32.9%	$ 27,471	25.6%
2.00 - 3.99%	13,555	12.6	21,587	20.1
4.00 - 5.99%	6,785	6.3	9,169	8.5
6.00 - 7.99%	100	0.1	276	0.3
8.00 - 9.99%	--	--	37	--

Total Certificates	55,916	51.9	58,540	54.5

Total Deposits	$107,861	100.0%	$107,515	100.0%

     Time Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of March 31, 2004.

	0.00 - 1.99%	2.00% - 3.99%	4.00% - 5.99%	6.00% - 7.99%	Total	Percent of Total
	(Dollars in Thousands)

Certificate accounts maturing in quarter ending:
June 30, 2004	$14,124	$ 195	$ 409	$ --	$14,728	263%
September 30, 2004	6,417	360	808	--	7,585	136
December 31, 2004	4,759	1,026	573	--	6,358	114
March 31, 2005	4,084	262	427	100	4,873	87
June 30, 2005	2,414	100	524	--	3,038	54
September 30, 2005	2,595	793	186	--	3,574	64
December 31, 2005	244	--	255	--	499	09
March 31, 2006	189	2	640	--	831	15
June 30, 2006	409	--	1,365	--	1,774	32
September 30, 2006	213	212	852	--	1,277	23
December 31, 2006	--	1,028	6	--	1,034	18
March 31, 2007	6	1,337	--	--	1,343	24
Thereafter	22	8,240	740	--	9,002	161%

Total	$35,476	$13,555	$6,785	$100	$55,916	100%

Percent of total	63.4%	24.2%	12.1%	0.2%	100.0%

     Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended March 31,
	2004	2003
	(Dollars in Thousands)

Opening balance	$ 107,515	$ 110,990
Deposits	144,416	130,799
Withdrawals	(145,810)	(136,672)
Interest credited	1,740	2,398

Ending balance	$ 107,861	$ 107,515

Net increase/(decrease)	$ 346	$ (3,475)

Percent increase/(decrease)	0.32%	(3.13)%

     Certificates of Deposit. The following table indicates the amount of our certificates of deposit by time remaining until maturity as of March 31, 2004.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$ 8,549	$6,831	$ 9,848	$18,688	$43,916
Certificates of deposit of $100,000 or more	6,179	754	1,383	3,684	12,000

Total certificates of deposit	$14,728	$7,585	$11,231	$22,372	$55,916

     Borrowings. We may obtain advances from the Federal Home Loan Bank of New York upon the security of the common stock we own in the Federal Home Loan Bank and our qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending and other investment activities. During the year ended March 31, 2004, we borrowed $20.0 million, which we used to fund the purchase of mortgage-backed securities in a leveraged transaction which resulted in a positive interest rate spread.

     The following tables sets forth the maturity, interest rate and balances of advances from the Federal Home Loan Bank of New York at March 31, 2004 and 2003. The average balance of our Federal Home Loan Bank advances during the years ended March 31, 2004 and 2003 was $14.1 million and $1.7 million, respectfully.

		March 31,
Maturity	Interest Rate	2004	2003
September 2, 2003	415%	$ --	$ 400,000
August 23, 2004	150	4,000,000	--
August 30, 2004	463	600,000	600,000
November 19, 2004	148	2,000,000	--
August 22, 2005	231	4,000,000	--
August 30, 2005	494	300,000	300,000
November 19, 2005	221	2,000,000	--
August 21, 2006	302	4,000,000	--
August, 30, 2006	516	300,000	300,000
August 21, 2007	3.59	6,000,000	--

		$23,200,000	$1,600,000

Weighted average rate		2.68%	4.67%

Service Corporation Subsidiary

     We do not have any subsidiary corporations. However, Office of Thrift Supervision regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as “service corporations”) and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the association’s assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association’s regulatory capital if the association’s regulatory capital is in compliance with applicable regulations.

Legal Proceedings

     We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2004, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Personnel

     As of March 31, 2004, we had 21 full-time employees and seven part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

     As more fully discussed below, Atlantic Liberty Financial Corp. and Atlantic Liberty Savings, F.A. file separate New York State and New York City income tax returns. New York State and New York City enacted legislation in 1996, which among other things, decoupled the Federal tax laws regarding thrift bad debt deductions and permits the continued use of the bad debt provisions that applied under federal law prior to the enactment of the 1996 Act. Provided Atlantic Liberty Savings, F.A. continues to satisfy certain definitional tests and other conditions, for New York State and New York City income tax purposes, it is permitted to continue to use a reserve method for bad debt deductions. The deductible annual addition to such reserves may be computed using a specific formula based on an institution’s loss history (the “experience method”) or a statutory percentage equal to 32% of its New York State and New York City taxable income (the “percentage method”) before bad debt deduction.

     Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should Atlantic Liberty Savings, F.A. fail to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules.

     At March 31, 2004, our total federal pre-1988 base year reserve was approximately $1.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture should Atlantic Liberty Savings, F.A. make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

     Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Atlantic Liberty Savings, F.A. has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At March 31, 2004, Atlantic Liberty Savings, F.A. had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

     New York State Taxation. Atlantic Liberty Financial Corp. and Atlantic Liberty Savings, F.A. report income on a calendar year basis to New York State. New York State franchise tax on corporations is imposed in an amount equal to the greater of (a) 8.0% (for 2002) and 7.5% (for 2003 and forward) of “entire net income” allocable to New York State, (b) 3% of “alternative entire net income” allocable to New York State, (c) 0.01 % of the average value of assets allocable to New York State, or (d) nominal minimum tax. Entire net income is based on Federal taxable income, subject to certain modifications. Alternative entire net income is equal to entire net income without certain modifications.

SUPERVISION AND REGULATION

General

     Atlantic Liberty Savings, F.A. is examined and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Atlantic Liberty Savings, F.A. also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Atlantic Liberty Savings, F.A. also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Atlantic Liberty Savings, F.A. and prepares reports for the consideration of its board of directors on any operating deficiencies. Atlantic Liberty Savings, F.A.‘s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Atlantic Liberty Savings, F.A.‘s mortgage documents.

     Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on Atlantic Liberty Financial Corp. and Atlantic Liberty Savings, F.A. and their operations.

Federal Banking Regulation

     Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Atlantic Liberty Savings, F.A. may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets. Atlantic Liberty Savings, F.A. also may establish subsidiaries that may engage in activities not otherwise permissible for Atlantic Liberty Savings, F.A., including real estate investment and securities and insurance brokerage.

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

     The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     At March 31, 2004, Atlantic Liberty Savings, F.A.‘s capital exceeded all applicable requirements.

     Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of March 31, 2004, Atlantic Liberty Savings, F.A. was in compliance with the loans-to-one borrower limitations.

     Qualified Thrift Lender Test. As a federal savings association, Atlantic Liberty Savings, F.A. is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, Atlantic Liberty Savings, F.A. must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine of the most recent 12 month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

     “Qualified thrift investments” includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. Atlantic Liberty Savings, F.A. also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

     A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At March 31, 2004, Atlantic Liberty Savings, F.A. maintained approximately 95% of its portfolio assets in qualified thrift investments.

     Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the association's net income for that year to date plus the association's retained net income for the preceding two years;

•	the association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the association is not eligible for expedited treatment of its filings.

     Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

     The Office of Thrift Supervision may disapprove a notice or application if:

•	the association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

     In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

     Liquidity. A federal savings association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

     Community Reinvestment Act and Fair Lending Laws. All savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Atlantic Liberty Savings, F.A. received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

     Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act (the “FRA”). The term “affiliates” for these purposes generally means any company that controls or is under common control with an institution. Atlantic Liberty Financial Corp. is an affiliate of Atlantic Liberty Savings, F.A. In general, transactions with affiliates must be on terms that are as favorable to the association as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the association’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

     Atlantic Liberty Savings, F.A.‘s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Atlantic Liberty Savings, F.A.‘s capital. In addition, extensions of credit in excess of certain limits must be approved by Atlantic Liberty Savings, F.A.‘s board of directors.

     Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

     Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

     Generally, the banking regulator is required to appoint a receiver or conservator for an association that is “critically undercapitalized.” The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the association, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

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

     At March 31, 2004, Atlantic Liberty Savings, F.A. met the criteria for being considered "well-capitalized."

     Insurance of Deposit Accounts. Deposit accounts in Atlantic Liberty Savings, F.A. are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Atlantic Liberty Savings, F.A.‘s deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately .02% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

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

     Federal Home Loan Bank System. Atlantic Liberty Savings, F.A. is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Atlantic Liberty Savings, F.A. is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of March 31, 2004, Atlantic Liberty Savings, F.A. was in compliance with this requirement.

Federal Reserve System

     The Federal Reserve Board regulations require savings associations to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal and regular checking accounts. At March 31, 2004, Atlantic Liberty Savings, F.A. was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision.

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

•

All financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•

The Secretary of the Department of Treasury is authorized, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the Office of Thrift

Supervision and the other federal bank regulators jointly issued proposed rules to implement these standards. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers.

•

All financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•

Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     The federal banking agencies have proposed and implemented regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

Sarbanes-Oxley Act of 2002

     The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), mandates certain corporate governance, accounting and related reforms that intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, Sarbanes-Oxley places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, Sarbanes-Oxley makes certain changes to the requirements for audit partner rotation after a period of time. Sarbanes-Oxley requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. The Company’s Chief Executive Officer and Chief Financial Officer have signed certifications to this Form 10-KSB as required by Sarbanes-Oxley. In addition, under Sarbanes-Oxley, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Under Sarbanes-Oxley, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading the company’s securities during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the Securities and Exchange Commission as a result of any judicial or administrative action under Sarbanes-Oxley be deposited to a fund for the benefit of harmed investors. Sarbanes-Oxley also requires the Securities and Exchange Commission to develop methods of improving collection rates. Sarbanes-Oxley accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

     Sarbanes-Oxley also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not. Under Sarbanes-Oxley, a company’s registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the Securities and Exchange Commission to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. Sarbanes-Oxley requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

     Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Executive Officers of the Company

     Listed below is information, as of March 31, 2004, concerning the Company’s executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name	Age	Position and Term
Barry M. Donohue	63	President and Chief Executive Officer

William M. Gilfillan	59	Executive Vice President, Chief Financial Officer, Accounting Officer and Corporate Secretary

Availability of Annual Report on Form 10-KSB

     Our Annual Report on Form 10-KSB may be accessed on our website at www.atlanticlibertysavings.com.

ITEM 2.	PROPERTIES

     The following table provides certain information with respect to our offices as of March 31, 2004:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property
Main Office	Owned	1983	$939,169
186 Montague Street
Brooklyn, NY 11201

Branch Office	Owned	1978	$437,775
1402 Avenue J
Brooklyn, NY 11230

     The net book value of our premises, land and equipment was approximately $1.5 million at March 31, 2004.

ITEM 3.	LEGAL PROCEEDINGS

     We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At March 31, 2004, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

PART II

     The net book value of our premises, land and equipment was approximately $1.5 million at March 31, 2004.

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     (a) The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "ALFC."

     The following table sets forth the range of the high and low bid prices of the Company’s Common Stock for the prior two fiscal years and is based upon information provided by Nasdaq.

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended (1)
December 31, 2002	$14.09	$13.02	$ --
March 31, 2003	16.05	13.80	--
June 30, 2003	19.60	14.98	0.05
September 30, 2003	20.40	17.95	0.05
December 31, 2003	20.47	18.08	0.05
March 31, 2004	20.34	18.55	0.06

__________
(1) The Company’s common stock began trading on October 23, 2002.

     (b) As of March 31, 2004, the Company had 336 stockholders of record.

     (c) None.

     (d) Issuer Purchases of Equity Securities:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Be Purchased Under Plan(1)
January 1 - January 31	--	--	--	85,550
February 1 - February 29	4,750	20.07	4,750	80,800
March 1 - March 31	14,650	19.72	14,650	66,150

Total	19,400	19.80	19,400	66,150

________________________

(1) On January 26, 2004, the Company announced that the Board of Directors, at its January meeting, approved a share repurchase plan to acquire up to 85,550 shares of the Company’s common stock, which represents approximately 5% of the outstanding shares of common stock.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to our Annual Report to Shareholders.

ITEM 7.	FINANCIAL STATEMENTS

     The financial statements identified in Item 13(a)(1) hereof are incorporated by reference hereunder.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

     None.

ITEM 8A.	CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

     (b) Changes in internal controls.

     There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information concerning Directors of the Company is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.” In addition, see “Executive Officers of the Company” in Item 1 for information concerning our executive officers.

ITEM 10.	EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information concerning security ownership of certain owners and management and related stockholder matters is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Benefit Plans.”

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

PART IV

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

     The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

     (a)(1)  Financial Statements

•	Report of Independent Auditors

•	Consolidated Statements of Financial Condition at March 31, 2004 and 2003

•	Consolidated Statements of Income for the Years Ended March 31, 2004 and 2003

•	Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2004 and 2003

•	Consolidated Statements of Cash Flows for the Years Ended Years Ended March 31, 2004 and 2003

•	Notes to Consolidated Financial Statements.

     (a)(2)   Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

     (a)(3)  Exhibits

13	Annual Report to Shareholders

14	Code of Ethics

21	Subsidiaries of the Registrant

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

     On January 26, 2004, the Company filed a current report on Form 8-K to report its earnings for the three and nine months ended December 31, 2003.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICE

     Information required by this Item is incorporated by reference to the Proxy Statement under the caption “Proposal II-Ratification of Auditors.”

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Liberty Financial Corp.

Date: June 29, 2004	By:	/s/ Barry M. Donohue
------------------------------------------------
Barry M. Donohue, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Barry M. Donohue	By:	/s/ Richard T. Arkwright
	Barry M. Donohue, President, Chief		Richard T. Arkwright
	Executive Officer and Director		Chairman of the Board
(Principal Executive Officer)

Date:	June 29, 2004	Date:	June 29, 2004

By:	/s/ William M. Gilfillan	By:	/s/ Hon. Guy J. Mangano
	William M. Gilfillan Chief Financial Officer		Hon. Guy J. Mangano
	(Principal Financial and Accounting Officer)		Director

Date:	June 29, 2004	Date:	June 29, 2004

By:	/s/ George M. Spanakos	By:	/s/ Thomas M. DeMartino
	George M. Spanakos		Thomas M. DeMartino
	Director		Director

Date:	June 29, 2004	Date:	June 29, 2004