Form 10QSB
period 2004-06-30
ATLANTIC LIBERTY FINANCIAL CORP
filed 2004-08-12
CIK 1172095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
Commission file number 000-49967

Atlantic Liberty Financial Corp.

Delaware	16-1615014

186 Montague Street, Brooklyn, New York 12201

(718) 855-3555

Check whether the issuer: (1); filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.      Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

As of June 30, 2004, the Registrant had outstanding 1,681,094 shares of common stock.

Transitional Small Business Disclosure format      Yes ☒     No ☐

ATLANTIC LIBERTY FINANCIAL CORP.

Form 10-QSB Quarterly Report

ITEM 1. FINANCIAL STATEMENTS

Atlantic Liberty Financial Corp.
Consolidated Statements of Financial Condition
(in thousands of dollars)
(unaudited)

	At June 30, 2004	At March 31, 2004

ASSETS
Cash and cash equivalents
Cash and amounts due from depository Institutions	$1,996	$1,276
Interest earning deposits	1,121	2,284

Total cash and cash equivalents	3,117	3,560

Investment securities:
Available for sale	2,288	2,333
Held to maturity	2,014	2,016
Mortgage-backed securities:
Available for sale	921	1,088
Held to maturity	48,673	30,691
Loans receivable	117,348	113,059
Investment in real estate	78	78
Premises and equipment	1,517	1,513
Federal Home Loan Bank of New York Stock	2,160	1,160
Interest receivable	802	722
Deferred income tax	470	370
Other assets	3,321	3,413

Total Assets	$182,709	$160,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$110,083	$107,861
Federal Home Loan Bank of New York advances	43,200	23,200
Advance payments by borrowers for taxes and insurance	1,347	945
Other liabilities	1,648	1,766

Total Liabilities	156,278	133,772

Stockholders’ equity
Preferred Stock $.10 par value, 500,000 shares authorized	-	-
Common Stock $.10 par value, 6,000,000 shares authorized	-	-
1,710,984 Shares Issued- shares outstanding- 1,681,094 (06/04); 1,691,584 (03/04)	171	171
Paid in Capital	16,473	16,366
Retained Earnings-substantially restricted	11,417	11,115
Unearned ESOP Shares	(1,026)	(1,061)
Accumulated other comprehensive income	(30)	24
Treasury stock, at cost; 29,890 shares (6/04); 19,400 shares (3/04)	(574)	(384)

Total Stockholders’ Equity	26,431	26,231

Total liabilities and Stockholders’ Equity	$182,709	$160,003

See notes to consolidated financial statements.

Atlantic Liberty Financial Corp.
Statements of Income
(in thousands of dollars)
(unaudited)

	Three Months Ended June 30

	2004	2003

Interest and dividend income
Loans	$1,850	$1,787
Mortgage backed securities	453	160
Investment Securities	65	16
Other interest-earning assets	11	23

Total interest income	2,379	1,986

Interest expense
Deposits	413	456
Advances	249	19
Escrow	4	5

Total interest expense	666	480

Net interest income	1,713	1,506
Provision for loan losses	0	0

Net interest income after provision for loan losses	1,713	1,506

Non-interest income
Service fees	108	49
Miscellaneous	46	56

Total non-interest income	154	105

Non-interest expenses
Salaries and employee benefits	683	589
Directors Compensation	31	28
Net occupancy expenses	33	42
Equipment	101	74
Advertising	8	8
Federal Insurance Premium	4	5
Legal fees	126	30
Miscellaneous	187	172

Total non-interest expenses	1,173	948

Income before income taxes	694	663
Income tax expense	289	294

Net income	$405	$369

Earnings per share
Basic and diluted	$0.26	$0.23
Weighted average shares	1,584,289	1,591,369
Fully diluted average shares	1,584,289	1,591,369

See notes to financial statements

Atlantic Liberty Financial Corp.
Consolidated Statements of Cash Flows
(in thousands of dollars )
(unaudited)

	Three Months Ended June 30,

	2004	2003

Cash flows from operating activities
Net income	$405	$369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42	42
Provision for loan losses	29	-
Net accretion of premiums, discounts and deferred loan fees	46	107
Deferred income taxes	(100)	(177)
ESOP compensation expense	63	58
Recognition and Retention Plan expense	79	-
(Increase) in interest receivable	(80)	(85)
Decrease (increase) in other assets	92	(1,080)
(Decrease) increase in other liabilities	(118)	884

Net cash provided by operating activities	458	118

Cash flows from investing activities:
Purchases of:
Investment securities held to maturity		-
Investment securities available for sale		-
Mortgage-backed securities held to maturity	(20,043)	-
Proceeds of maturities, calls and principal repayments on:
Mortgage-backed securities held to maturity	2,043	3,299
Mortgage-backed securities available for sale	155	138
(Increase) in loans receivable	(4,341)	(3,562)
Additions to premises and equipment	(46)	(19)
Purchase of Federal Home Loan Bank of New York Stock	(1,000)	(154)

Net cash (used in) investing activities	(23,232)	(298)

Cash flows from financing activities:
Purchases of:
Increase in deposits	2,222	469
Increase in advance payments by borrowers for taxes and insurance	402	140
Increase (decrease) in Federal Home Loan Bank advances	20,000	-
Net proceeds from stock conversion	-	-
Cash dividends paid	(103)	-
Purchase of Treasury Stock	(190)	-

Net cash provided by financing activities	22,331	609

Net (decrease) increase in cash and cash equivalents	(443)	429
Cash and cash equivalents at beginning of period	3,560	6,237

Cash and cash equivalents at end of period	$3,117	$6,666

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$666	$480

Federal, state and city income taxes	$295	$139

See notes to consolidated financial statements.

Atlantic Liberty Financial Corp.
Consolidated Statements of changes in Stockholders’ equity
(in thousands of dollars)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings Substantially Restricted	Unearned ESOP Shares	Accumulated Other Comprehensive Income/(loss)	Treasury Stock	Total

Balance at March 31, 2004	$171	$16,366	$11,115	$(1,061)	24	$(384)	$26,231

Net income	-	-	405	-	-	-	405
Unrealized gain on securities available for sale	-	-	-	-	(54)	-	(54)
Comprehensive income	-	-	-	-	-	-	-
Cash dividends	-	-	(103)	-	-	-	(103)
ESOP shares committed to be released	-	28	-	35	-	-	63
Amortization of unearned MPE shares	-	79	-	-	-	-	79
						(190)	(190)

Balance, June 30, 2004	$171	$16,473	$11,417	$(1,026)	$(30)	$(574)	$26,431

See notes to consolidated financial statements

Atlantic Liberty Financial Corp.
Notes to Consolidated Financial Statements
June 30, 2004
(Unaudited)

Note 1-          Basis of Presentation

Principles of Consolidation:

          The accompanying Consolidated Interim financial Statements include the accounts of Atlantic Liberty Financial Corp. (“The Company”) and its wholly owned subsidiary Atlantic Liberty Savings, F.A. (“The Association”). All significant inter-company balances and transactions have been eliminated. The Company began operations on October 22, 2002 following the completion of Atlantic Liberty Savings F.A.’s conversion from mutual to stock form.

          The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the Association’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission by the Company.

          Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending March 31, 2005. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

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

          Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the amount of deferred taxes, which are more likely than not to be realized. Management believes that the allowance for loan losses is adequate and that all deferred taxes are more likely than not to be realized. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the Association’s market area. The assessment of the amount of deferred tax assets more likely than not to be realized is based upon projected future taxable income, which is subject to continual revisions for updated information.

Note3-          Employee Stock Ownership Plan

          As part of its conversion to stock form, the Association established an employee stock ownership plan (ESOP) for the benefit of eligible employees. The ESOP borrowed $1,368,790 from the Company and used those funds to acquire 136,879 shares of the Company’s stock at $10 per share.

          Shares held by the ESOP are released to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Association’s discretionary contributions to the ESOP and earnings on the ESOP’s assets. Principal and interest payments are scheduled to occur over a ten-year period. However, in the event the Company’s contributions exceed the minimum debt service requirements, additional principal payment will be made. Principal and interest payments took place on December 31, 2002 and December 29, 2003 resulting in 13,688 shares being released to eligible employees in each year.

Note 4-          2003 Incentive Stock Benefit Plan

          In November 2003, the Company’s stockholders approved, and the Company implemented, the Stock Benefit Plan. Under the Stock Benefit Plan, employees of the Company and its subsidiary may be awarded shares of Company common stock (the “Stock Awards”) and issued options to purchase shares of Company common stock (the “Stock Options”) covering up to 256,648 shares in the aggregate.

Stock Awards

          Stock Awards under the Stock Benefit Plan are granted in the form of Company common stock, which are held by a Plan trustee, and vest over a period of five years (20% annually from the date of grant). The Stock Awards become fully vested upon the death or disability of the holder. On December 8, 2003, the Company awarded 85,550 shares of its common stock. At June 30, 2004, no Stock Awards were vested. During the quarter ended June 30, 2004, approximately $79,000 in expense related to the Stock Awards was recorded. There was no similar expense recorded during the three-months ended June 30, 2003. The amount of expense recorded for the Stock Awards is based upon the number of shares awarded, the market price of the Company’s common stock at the grant date ($18.50 per share) and the period over which the Stock Awards are earned (60 months).

Stock Options

          Stock Options granted under the Stock Benefit Plan may be either options that qualify as incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory options. Options granted will vest and will be exercisable on a cumulative basis in equal installments at the rate of 20% per year commencing on December 8, 2003. All options granted will be exercisable in the event the optionee terminates his employment due to death or disability. The options expire ten years from the date of grant.

          On December 8, 2003, options to purchase 171,098 shares of Company common stock were granted, which include non-incentive stock options to directors and incentive stock options to officers and employees. The options granted, none of which were exercised or forfeited during the quarter ended June 30, 2004, are summarized as follows:

Shares

Non- Incentive	Incentive	Total	Exercisable	Exercise Price	Weighted Average Exercise Price

46,196	124,902	171,098	34,220	$18.50	$18.50

At June 30, 2004, 34,220 options were exercisable.

          The Company, as permitted by SFAS No. 123, recognizes compensation cost for stock options granted based on the intrinsic value method instead of the fair value based method. The weighted-average grant-date fair value of the stock options granted during 2004, which have an exercise price equal to the market price of the Company’s common stock at the grant date, is estimated using the Black-Scholes option-pricing model.  Such fair value and the assumptions used for estimating fair value are as follows:

Weighted average grant-date fair value per share	$6.40
Expected common stock dividend yield	1.08%
Expected volatility	29.74%
Expected option life	7.0 years
Risk-free interest rate	3.81%

Note 5-          Earnings Per Share

          Amounts reported as basic earnings per share of common stock reflect earnings available to stockholders for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share, which did not differ from basic earnings per share, give effect to stock awards and option securities exercisable into common stock, which would have a dilutive effect.

Note 6-          Dividend Declaration

          On July 21, 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share to be paid on August 13, 2004 to shareholders of record on August 2, 2004.

Note 7-          Share Repurchase Program

          In January 2004, the Company’s Board of Directors approved a Stock Repurchase Program to acquire up to 85,550 shares of the Company’s common stock, which represents approximately 5% of the outstanding common stock. As of June 30, 2004, the Company has purchased 29,890 shares of its common stock at an average cost of $19.21 per share.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

          This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The company intends such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Reform Act of 1995 as amended and is including these statements for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse affect on the operation and future prospects of the Company and its wholly-owned subsidiaries include, but are not limited to, changes in: interest rates; general economic conditions; legislative/regulatory provision; monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; the quality or composition of the loan or investment portfolios; demand for loan products; deposit flows; competition; demand for financial services in the Company’s market area; and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included in the company’s filings with the Securities and Exchange Commission.

          The following discussion compares the consolidated financial condition of Atlantic Liberty Financial Corp. at June 30, 2004 to the Association’s financial condition at March 31, 2004 and the consolidated results of operations for the three-month periods ended June 30, 2004 and June 30, 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Comparison of Financial Condition at June 30, 2004 and March 31, 2004

          The Company’s assets increased $22.7 million or 14.2% to $182.7 million at June 30, 2004 from $160.0 million at March 31, 2004. The increase principally reflects increases in mortgage-backed securities held to maturity and loans receivable, funded by increases in advances from the Federal Home Loan Bank of New York (FHLB) and deposits. During the quarter ended June 30, 2004, mortgage-backed securities held to maturity increased $18.0 million or 58.6% to $48.7 million from $30.7 million at March 31, 2004. The increase reflects purchases of $20.0 million, partially offset by prepayments and amortization of $2.0 million. The increase in mortgage-backed securities held to maturity reflects management’s decision to implement a leveraged growth strategy at a positive interest rate spread. During the quarter ended June 30, 2004, net loans receivable increased $4.2 million or 3.7% to $117.3 million from $113.1 million at March 31, 2004. The increase resulted principally from new commercial mortgages of $3.9 million, $2.0 million of which were purchased from other financial institutions, as well as new originations of one-to-four family mortgage loans of $3.6 million.

          Advances from the FHLB increased by $20 million to $43.2 million at June 30, 2004 from $23.2 million at March 31, 2004. Total deposits of $110.1 million at June 30, 2004 increased $2.2 million or 2.0% from $107.9 million at March 31, 2004. Stockholders’ equity increased $200,000 or 0.7% to $26.4 million at June 30, 2004 from $26.2 million at March 31, 2004, primarily the result of including net income of  $405,000 for the quarter ended June 30,2004, partially offset by treasury stock purchases of $190,000.

Comparison of Results of Operations for the three-months ended June 30, 2004 and June 30, 2003

          General. Net income for the three months ended June 30, 2004 was $405,000, an increase of $36,000 or 9.8% from $369,000 for the three months ended June 30, 2003. The increase in net income was primarily due to increases of $207,000 in net interest income and $49,000 in non-interest income and a decrease of $5,000 in income tax expense, partially offset by an increase of $225,000 in non-interest expense.

          Interest Income. Interest income increased $393,000 during the comparative three months ended June 30, 2004 and 2003. The increase in interest income resulted primarily from increases of $293,000 in interest received on mortgage backed securities, $63,000 in interest received on loans and $49,000 in interest received on investment securities, partially offset by a $12,000 decrease in interest on other interest earning assets.

          Interest income from mortgage-backed securities increased $293,000 or 183.1% to $453,000 for the three months ended June 30, 2004 from $160,000 for the same period in 2003. The increase was due to an increase of $24.4 million or 114.0% in average mortgage-backed securities to $45.8 million for the three-months ended June 30, 2004 from $21.4 million for the three-months ended June 30, 2003 as well as an increase in the average yield on mortgage-backed securities of 97 basis points to 3.96% for the three-months ended June 30, 2004 from 2.99% for the three-months ended June 30, 2003.

          Interest income from loans increased $63,000 or 3.5% to $1.85 million for the three months ended June 30, 2004 from $1.78 million for the three months ended June 30, 2003. The average balance of loans outstanding increased by $11.8 million to $113.9 million for the quarter ended June 30, 2004 from $102.1 million for the quarter ended June 30, 2003. The average yield on loans declined 50 basis points to 6.50% for the three months ended June 30, 2004 from 7.00% for the three months ended June 30, 2003 reflecting a decrease in market interest rates generally.

          Interest income on investment securities increased $49,000 or 306.3% to $65,000 for the three-months ended June 30, 2004 from $16,000 for the three-months ended June 30, 2003. The increase was due to an increase of $3.3 million in the average balance of investment securities to $4.3 million for the three-months ended June 30, 2004 from $1.0 million in the comparable period in 2003, partially offset by a decrease in the average yield of 23 basis points to 6.02% from 6.25% for the respective periods.

          Interest income on other interest earning assets decreased $12,000 or 52.2% to $11,000 for the three-months ended June 30, 2004 from $23,000 for the same period in 2003. The decrease was due to a decrease in the average balance of other interest earning assets to $5.0 million from $5.2 million as well as a decrease of 91 basis points in the average yield.

          Interest Expense. Total interest expense increased by $186,000 or 38.8% to $666,000 for the three-months ended June 30, 2004 from $480,000 for the three months ended June 30, 2003. The increase in interest expense resulted primarily from a $38.2 million increase in the average balance of interest bearing liabilities to $145.9 million from $107.7 million as well as an increase in the average cost of interest bearing liabilities of 4 basis points to 1.82% from 1.78%.

          Interest expense on deposits decreased $43,000 or 9.4% to $413,000 for the three- months ended June 30, 2004 from $456,000 for the three-months ended June 30, 2003. The average balance of certificate of deposit accounts decreased $2.9 million from $58.1 million for the three months ended June 30, 2003 to $55.2 million for the three-months ended June 30, 2004, and the average cost on such accounts decreased from 2.48% to 2.18%. Partially offsetting this decrease was an increase in the average balance of transaction and savings deposits of $4.6 million or 9.8% to $51.7 million for the three-months ended June 30, 2004 from $47.1 million for the three-months ended June 30, 2003, together with an increase in the average cost of such accounts of 6 basis points to 0.88% from 0.82%.

          Interest expense on Federal Home Loan Bank of New York advances was $249,000 for the three-months ended June 30, 2004, an increase of $230,000 from the $19,000 recorded in the three-months ended June 30, 2003. Average FHLB advances increased to $38.0 million for the three-months ended June 30, 2004 from  $1.6 million in the prior comparative period. The average cost of FHLB advances decreased 213 basis points to 2.62% from 4.75%.

          Net Interest Income.  Net interest income increased $207,000 or 13.7% to $1.7 million for the three-months ended June 30, 2004 from $1.5 million for the three months ended June 30, 2003. The increase in our net interest income for the three-months ended June 30, 2004 compared to the prior quarter is primarily attributable to a $39.3 million increase in interest earning assets, partially offset by a 53 basis point decrease in our net interest spread to 3.81% from 4.34%. Our net interest margin for the quarter ended March 31, 2004 compared to the prior period decreased 59 basis points to 4.05% from 4.64%.

          Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not make a provision for the three months ended June 30, 2004 and June 30, 2003. During the quarter ended June 30, 2004, we recorded a $29,000 recovery of a previously charged-off loan.

          We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $611,000 or 0.52% of loans outstanding at June 30, 2004, as compared with $484,000 or 0.46% of loans outstanding at June 30, 2003. The allowance for loan losses represented 651.5% of non-performing loans at June 30, 2004 and 225.1% of non-performing loans at June 30, 2003. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

          Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically will review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2004 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

          Non-Interest Income. Non-interest income increased $49,000 or 46.7% to $154,000 for the three months ended June 30, 2004, as compared to $105,000 for the three-months ended June 30, 2003. The increase was attributable to increases of $31,000 in loan prepayment penalties and other miscellaneous mortgage fees, $10,000 in savings and checking account fees and $13,000 in net appraisal fees, partially offset by a decrease of $6,000 in income received from our investment in Bank Owned Life Insurance (BOLI).

          Non-Interest Expense. Non-interest expense for the three months ended June 30, 2004 was $1,173,000 compared to $948,000 for the three months ended June 30, 2003, an increase of $225,000 or 23.7%. The increase was primarily attributable to increases of $94,000 in salaries and employee benefits, $79,000 of which related to management recognition plan expenses for which there was no similar charge in the prior year, $3,000 in directors compensation, $27,000 in equipment expense $96,000 in legal fees and $15,000 in miscellaneous expense, partially offset by a decrease of $9,000 in net occupancy expense. The $96,000 increase in legal fees resulted primarily from fees incurred in connection with the Company’s ongoing legal action against its former auditors.

          Provision for Income taxes.  The provision for income taxes decreased to $289,000 for the three- months ended June 30, 2004 from $294,000 for the three months ended June 30, 2003. Although income before income taxes increased $31,000 for the three-months ended June 30, 2004 as compared to the prior period, the Company’s effective tax rate declined to 41.6% for the three-months ended June 30, 2004 from 44.4% in the prior period primarily due to tax provision credits recognized in the quarter ended June 30, 2004 related to filing final calendar year 2003 tax returns.

Liquidity and Capital Resources

          Liquidity.  The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Association invests excess funds in overnight deposits and other short-term interest-bearing assets to provide liquidity to meet these needs. At June 30, 2004, cash and cash equivalents totaled $3.1 million. At June 30, 2004, the Association had commitments to funds loans of $4.1 million. At June 30, 2004, certificates of deposit represented 49.1% of total deposits. The Association expects to retain these deposit accounts. In addition, the Association could borrow up to $10.6 million from the Federal Home Loan Bank of New York without providing additional collateral. The Association considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

          Capital Resources. The Association is subject to various regulatory capital requirements administered by federal regulatory agencies. The following table summarizes the Association’s regulatory capital requirements versus actual capital as of June 30, 2004:

	ACTUAL		REQUIRED		EXCESS

(Dollars in thousands)	AMOUNT	%	AMOUNT	%	AMOUNT	%

Core capital (to adjusted total assets)	$19.3	10.8%	$7.2	4.0%	$12.1	6.8%

Risk-based capital To (risk-weighted assets)	$19.8	20.1%	$7.9	8.0%	$11.9	12.1%

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

          Net Portfolio Value. In past years, many savings associations have measured interest rate sensitivity by computing the “gap” between the assets and liabilities which are expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the Office of Thrift Supervision. However, the Office of Thrift Supervision now requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value.  Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current low level of market interest rates, we did not receive a NPV calculation for an interest rate decrease of greater than 100 basis points. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

          The table below sets forth, as of March 31, 2004, the latest date for which the Office of Thrift Supervision has provided Atlantic Liberty Savings, F.A. an interest rate sensitivity report of net portfolio value, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

Net Portfolio Value				Net Portfolio Value as a % of Present Value of Assets/Liabilities

Change in Interest Rates (basis points)	Estimated NPV	Amount of Change	Percent	NPV Ratio	Change

	(Dollars in Thousands)

+300	$21,060	$(6,474)	(24)%	13.54%	(314) basis points
+200	23,416	(4,118)	(15)	14.74	(194) basis points
+100	25,647	(1,887)	(7)	15.82	(86) basis points
0	27,534	-	-	16.68	- basis points
-100	28,668	1,135	+4	17.13	+45 basis points

          The table above indicates that at March 31, 2004, in the event of a 100 basis point decrease in interest rates, we would experience a 4% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 15% decrease in net portfolio value.

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

ITEM 3.  CONTROLS AND PROCEDURES

          Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2004, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

In accordance with the Share Repurchase Program approved by the Board of Directors in January, 2004, the Company has made share repurchases as summarized below:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Be Purchased Under Plan (1)

Total – March 31	19,400	$19.80	19,400	66,150
April 1 – April 30	-	-	-	-
May 1 – May 31	490	18.25	19,890	65,660
June 1– June 30	10,000	18.11	29,890	55,660

Total June 30, 2004	29,890	$19.21	29,890	55,660

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

At its July meeting, the Board of Directors of Atlantic Liberty Financial Corp. increased its quarterly cash dividend to $0.07 per share from $0.06 to be paid on August 13, 2004 to shareholders of record on August 2, 2004.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1
Exhibit 31.2
Exhibit 32 Sarbanes-Oxley Certifications pursuant to Section 906.

On April 23, 2004 we filed Form 8-K, which contained our press release of earnings for the quarter and year ended March 31, 2004.

SIGNATURES

Pursuant to the requirement of the securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Liberty Financial Corp.

Date: August 12, 2004	/s/ Barry M. Donohue

Barry M. Donohue
President and Chief Executive Officer

Date: August 12, 2004	/s/ William M. Gilfillan

William M. Gilfillan
Chief Financial Officer and Corporate Secretary