Form 10QSB
period 2004-09-30
ATLANTIC LIBERTY FINANCIAL CORP
filed 2004-11-12
CIK 1172095

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004
                        Commission file number 000-49967


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

As of September 30, 2004, the Registrant had outstanding 1,681,094 shares of common stock.

Transitional Small Business Disclosure format Yes [X] No [ ]

                        ATLANTIC LIBERTY FINANCIAL CORP.

                          Form 10-QSB Quarterly Report

                                      Index


                                                                           Page
                                                                           ----
PART I - Financial Information

     Item 1.  Financial Statements                                           1


     Item 2.  Management's Discussion and Analysis of                        9
              Financial Condition and Results of Operations

     Item 3.  Controls and Procedures                                       17


PART II - Other Information

     Item 1.  Legal Proceedings                                             18

     Item 2.  Changes in Securities and Small Business Issuer               18
              Purchases of Equity Securities

     Item 3.  Defaults Upon Senior Securities                               18

     Item 4.  Submission of Matters to a Vote of Security Holders           18


     Item 5.  Other Information                                             19


     Item 6.  Exhibits and Reports on Form 8-K                              19


SIGNATURES                                                                  20

ITEM 1. FINANCIAL STATEMENTS

Atlantic Liberty Financial Corp.
Consolidated Statements of Financial Condition
(in thousands of dollars)
(unaudited)

                                                                                                 At              At
                                                                                            September 30,     March 31,
                                                                                                2004            2004
ASSETS
Cash and cash equivalents
   Cash and amounts due from depository Institutions                                          $  1,309       $  1,276
   Interest earning deposits                                                                     5,407          2,284
                                                                                              --------       --------
       Total cash and cash equivalents                                                           6,716          3,560
                                                                                              --------       --------

Investment securities:
   Available for sale                                                                            1,284          2,333
   Held to maturity                                                                              1,012          2,016
Mortgage-backed securities:
   Available for sale                                                                              810          1,088
   Held to maturity                                                                             45,978         30,691
Loans receivable                                                                               119,565        113,059
Investment in real estate                                                                           78             78
Premises and equipment                                                                           1,539          1,513
Federal Home Loan Bank of New York Stock                                                         2,268          1,160
Interest receivable                                                                                808            722
Deferred income tax                                                                                470            370
Other assets                                                                                     4,136          3,413
                                                                                              --------       --------
       Total Assets                                                                           $184,664       $160,003
                                                                                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Deposits                                                                                   $109,124       $107,861
   Federal Home Loan Bank of New York Advances                                                  45,350         23,200
   Advance payments by borrowers for taxes and insurance                                           977            945
   Other liabilities                                                                             1,987          1,766
                                                                                              --------       --------
       Total Liabilities                                                                       157,438        133,772

Commitments & Contingencies                                                                          -              -

Stockholders' equity                                                                                                -
   Preferred Stock $.10 par value,  500,000 shares authorized; none outstanding                      -              -
   Common Stock $.10 par value, 6,000,000 shares authorized
   1,710,984 Shares Issued-shares outstanding-1,681,094(9/04);1,691,584(3/04)                      171            171
   Paid in Capital                                                                              16,581         16,366
   Retained Earnings-substantially restricted                                                   12,059         11,115
   Unearned ESOP Shares                                                                           (992)        (1,061)
   Accumulated other comprehensive income                                                          (19)            24
   Treasury stock, at cost;29,890 shares (9/04);19,400 shares (3/04)                              (574)          (384)
                                                                                              --------       --------
       Total Stockholders' Equity                                                               27,226         26,231
                                                                                              --------       --------
       Total liabilities and Stockholders' Equity                                             $184,664       $160,003
                                                                                              ========       ========

                 See notes to consolidated financial statements.

Atlantic Liberty Financial Corp.
Statements of Income
(in thousands of dollars)
(unaudited)

                                                          Three  Months                      Six Months
                                                       Ended September 30,               Ended September 30,
                                                   -------------------------        --------------------------
                                                      2004           2003              2004            2003
                                                   ----------     ----------        ----------      ----------
Interest and dividend income
  Loans                                            $    1,897     $    1,763        $    3,747      $    3,550
  Mortgage backed securities                              479            213               932             373
  Investment Securities                                    58             24               123              40
  Other interest-earning assets                            18             28                29              50
                                                   ----------     ----------        ----------      ----------
        Total interest income                           2,452          2,028             4,831           4,013
                                                   ----------     ----------        ----------      ----------

Interest expense
  Deposits                                                417            446               830             902
  Advances                                                300             75               549              94
  Escrow                                                    3              2                 7               7
                                                   ----------     ----------        ----------      ----------
        Total interest expense                            720            523             1,386           1,003
                                                   ----------     ----------        ----------      ----------

Net interest income                                     1,732          1,505             3,445           3,010
Provision for loan losses                                 125              0               125               0
                                                   ----------     ----------        ----------      ----------

Net interest income after provision for loan losses     1,607          1,505             3,320           3,010
                                                   ----------     ----------        ----------      ----------

Non-interest income
  Service fees                                             90             53               198             103
  Miscellaneous                                           868             49               914             105
                                                   ----------     ----------        ----------      ----------
        Total non-interest income                         958            102             1,112             208
                                                   ----------     ----------        ----------      ----------

Non-interest expenses
  Salaries and employee benefits                          662            528             1,345           1,117
  Directors Compensation                                   86             44               117              72
  Net occupancy expenses                                   42             38                75              80
  Equipment                                               101             93               201             167
  Advertising                                               8              7                17              15
  Federal Insurance Premium                                 4              4                 8               9
  Legal fees                                              136             43               262              73
  Miscellaneous                                           192            208               379             380
                                                   ----------     ----------        ----------      ----------
        Total non-interest expenses                     1,231            965             2,404           1,913
                                                   ----------     ----------        ----------      ----------

Income before income taxes                              1,334            642             2,028           1,305
Income tax expense                                        572            286               861             580
                                                   ----------     ----------        ----------      ----------

Net income                                               $762           $356            $1,167            $725
                                                   ==========     ==========       ===========      ==========

Earnings per share
  Basic and diluted                                     $0.48          $0.22             $0.74           $0.46
  Weighted average shares                           1,585,455      1,595,803         1,584,872       1,594,097
  Fully diluted average shares                      1,585,455      1,595,803         1,584,872       1,594,097


                       See notes to financial statements.

Atlantic Liberty Financial Corp.
Consolidated Statements of Changes in Stockholders Equity

                                                                    Retained                   Accumulated
                                                    Additional      Earnings-     Unearned      Other
                                          Common     Paid In     Substantially     ESOP       Comprehensive    Treasury
                                           Stock     Capital       Restricted      Shares         Income          Stock       Total
Balance - March 31, 2004                   $ 171    $ 16,366       $ 11,115      $ (1,061)         $ 24        $ (384)     $ 26,231
                                                                                                                           --------

Net Income                                                            1,167                                                   1,167

Unrealized loss on securities available
for sale                                                                                            (43)                        (43)
                                                                                                                           --------

Comprehensive income                                                                                                          1,124
                                                                                                                           --------

Cash dividends                                                         (223)                                                   (223)

ESOP shares committed to be released                      57                           69                                       126

Amortization of unearned MRP shares                      158                                                                    158

Treasury stock, at cost                                                                                          (190)         (190)
                                          ------------------------------------------------------------------------------------------

Balance - September 30, 2004               $ 171    $ 16,581       $ 12,059        $ (992)        $ (19)       $ (574)     $ 27,226
                                          ==========================================================================================



                 See notes to consolidated financial statements.

Atlantic Liberty Financial Corp.
Consolidated Statements of Cash Flow
(in thousands of dollars)
(unaudited)

                                                                              Six Months Ended
Cash flows from operating activities                                            September 30,
                                                                             2004          2003
                                                                           -------        -------
Net income                                                                 $ 1,167          $ 725
Adjustments to reconcile net income to net cash
provided by operating activities:
   Depreciation                                                                 80             83
   Provision for loan losses                                                   125              -
   Net accretion of premiums,
     discounts and deferred loan fees                                           79            190
   Deferred income taxes                                                      (100)          (176)
   ESOP compensation expense                                                   125            123
   Recognition and Retention Plan expense                                      158              -
   (Increase)  in interest receivable                                          (86)           (92)
   (Increase) in other assets                                                 (723)          (164)
   Increase (decrease) in other liabilities                                    221           (103)
                                                                           -------        -------
         Net cash provided by operating activities                           1,046            586
                                                                           -------        -------
Cash flows from investing activities:
   Purchases of:
      Investment securities held to maturity                                               (1,000)
      Investment securities available for sale                                             (1,000)
      Mortgage-backed securities held to maturity                          (20,043)       (19,816)
   Proceeds of maturities, calls and principal repayments on:
      Investment securities held to maturity                                 1,000              0
      Investment securities available for sale                               1,000              0
      Mortgage-backed securities held to maturity                            4,722          6,075
      Mortgage-backed securities available for sale                            277            350
   (Increase) in loans receivable                                           (6,665)         (5697)
   Additions to premises and equipment                                        (106)           (24)
   Purchase of Federal Home Loan Bank of New York Stock                     (1,107)          (178)
                                                                           -------        -------
         Net cash (used in) investing activities                           (20,922)       (21,290)
                                                                           -------        -------

Cash flows from financing activities:
   Increase in deposits                                                      1,263          1,844
   Increase in advance payments
     by borrowers for taxes and insurance                                       32           (236)
   Increase in Federal Home Loan Bank advances                              22,150         19,600
   Net proceeds from stock conversion                                            -              -
   Cash dividends paid                                                        (223)           (86)
   Purchase of Treasury Stock                                                 (190)             0
                                                                           -------        -------
   Net cash provided by financing activities                                23,032         21,122
                                                                           -------        -------

Net increase in cash and cash equivalents                                    3,156            418
Cash and cash equivalents at beginning of period                             3,560          6,237
                                                                           -------        -------

Cash and cash equivalents at end of period                                 $ 6,716        $ 6,655
                                                                           =======        =======

Supplemental disclosures of cash flow information
   Cash paid for:
      Interest                                                             $ 1,386        $ 1,003
                                                                           -------        -------
      Federal, state and city income taxes                                 $   742          $ 483
                                                                           -------        -------

                 See notes to consolidated financial statements.

                        Atlantic Liberty Financial Corp.
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)

Note 1- Basis of Presentation
-----------------------------

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

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. These interim statements should be read in conjunction with the Association's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission by the Company.

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

Note 2- Summary of Significant Accounting Policies
--------------------------------------------------

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

Note 3- Employee Stock Ownership Plan
-------------------------------------

     As part of its conversion to stock form, the Association established an employee stock ownership plan (ESOP) for the benefit of eligible employees. The ESOP borrowed $1,368,790 from the Company and used those funds to acquire 136,879 shares of the Company's common stock at $10 per share.

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

Note 4- 2003 Incentive Stock Benefit Plan
-----------------------------------------

     In November 2003, the Company's stockholders approved, and the Company implemented, the 2003 Incentive Stock Benefit Plan. Under the Stock Benefit Plan, employees and directors of the Company and its subsidiary may be awarded shares of Company common stock (the "Stock Awards") and issued options to purchase shares of Company common stock (the "Stock Options") covering up to 256,648 shares in the aggregate.

Stock Awards

     Stock Awards under the Stock Benefit Plan are granted in the form of Company common stock, which are held by a Plan trustee, and vest over a period of five years (20% annually from the date of grant). The Stock Awards become fully vested upon the death or disability of the holder. On December 8, 2003, the Company awarded 85,550 shares of its common stock. At September 30, 2004, no Stock Awards were vested. During the quarter and six month periods ended September 30, 2004, approximately $79,000 and $158,000 respectively, in expense related to the Stock Awards was recorded. There was no similar expense recorded during the three and six months periods ended September 30, 2003. The amount of expense recorded for the Stock Awards is based upon the number of shares awarded, the market price of the Company's common stock at the grant date ($18.50 per share) and the period over which the Stock Awards are earned (60 months).

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

     On December 8, 2003, options to purchase 171,098 shares of Company common stock were granted, which include non-incentive stock options to directors and incentive stock options to officers and employees. The options granted, none of which were exercised or forfeited during the quarter ended September 30, 2004, are summarized as follows:

Shares
-----------------------------------------------------
                                                                            Weighted
Non-                                                         Exercise       Average Exercise
Incentive       Incentive       Total       Exercisable      Price          Price
---------       ---------       -----       -----------      --------       ----------------
  46,196         124,902       171,098         34,220         $18.50            $18.50
  ======         =======       =======         ======         ======            ======


At September 30, 2004, 34,220 options were exercisable.

     The Company, as permitted by SFAS No. 123, recognizes compensation cost for stock options granted based on the intrinsic value method instead of the fair value based method. The weighted-average grant-date fair value of the stock options granted during fiscal 2004, which have an exercise price equal to the market price of the Company's common stock at the grant date, is estimated using the Black-Scholes option-pricing model. Such fair value and the assumptions used for estimating fair value are as follows:

         Weighted average grant-date fair value per share             $   6.40
         Expected common stock dividend yield                             1.08%
         Expected volatility                                             29.74%
         Expected option life                                          7.0 years
         Risk-free interest rate                                          3.81%

Note 5- Earnings Per Share
--------------------------

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

Note-6  Dividend Declaration
----------------------------

     On October 20, 2004, the Company's Board of Directors declared a quarterly cash dividend of $0.07 per share to be paid on November 18, 2004 to shareholders of record on November 4, 2004 .

Note 7- Share Repurchase Program
--------------------------------

     In January 2004, the Company's Board of Directors approved a Stock Repurchase Program to acquire up to 85,550 shares of the Company's common stock, which represents approximately 5% of the outstanding common stock. As of September 30, 2004, the Company has purchased 29,890 shares of its common stock at an average cost of $19.21 per share.

Note 8- Settlement of Litigation
--------------------------------

     Earnings for the quarter and six months ended September 30, 2004 include non-recurring non-interest income of $825,000 received in connection with the settlement of litigation commenced in 1999. After taxes and legal fees, the settlement resulted in $395,000 or $0.25 per share in net income for the three months ended September 30, 2004 and $340,000 or $0.22 per share for the six months ended September 30, 2004.

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

     The following discussion compares the consolidated financial condition of Atlantic Liberty Financial Corp. at September 30, 2004 to the financial condition at March 31, 2004 and the consolidated results of operations for the three-month and six-month periods ended September 30, 2004 and September 30, 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Comparison of Financial Condition at September 30, 2004 and March 31, 2004

     The Company's assets increased $24.7 million or 15.4% to $184.7 million at September 30, 2004 from $160.0 million at March 31, 2004. The increase principally reflects increases in mortgage-backed securities held to maturity and loans receivable, funded by increases in advances from the Federal Home Loan Bank of New York (FHLB) and deposits. During the six-months ended September 30, 2004, mortgage-backed securities held to maturity increased $15.3 million or 49.8% to $46.0 million from $30.7 million at March 31, 2004. The increase reflects purchases of $20.0 million, partially offset by prepayments and amortization of $4.7 million. The increase in mortgage-backed securities held to maturity reflects management's decision to implement a leveraged growth strategy at a positive interest rate spread. During the six-months ended September 30, 2004, net loans receivable increased $6.5 million or 5.7% to $119.6 million from $113.1 million at March 31, 2004. The increase resulted principally from new commercial mortgages of $8.7 million, $4.4 million of which were purchased from other financial institutions, as well as new originations of one-to-four family mortgage loans of $3.8 million. Investment securities held to maturity and available for sale decreased $2.0 million or

46.5% to $2.3 million at September 30, 2004 from $4.3 million at March 31, 2004. Cash and cash equivalents increased $3.1 million or 86.1% to $6.7 million at September 30, 2004 from $3.6 million at March 31, 2004.

     Advances from the FHLB increased by $22.2 million to $45.4 million at September 30, 2004 from $23.2 million at March 31, 2004. Total deposits of $109.1 million at September 30, 2004 increased $1.2 million or 1.1% from $107.9 million at March 31, 2004. Stockholders' equity increased $1 million or 3.8% to $27.2 million at September 30, 2004 from $26.2 million at March 31, 2004, primarily the result of including net income of $1.2 million for the six-months ended September 30,2004, partially offset by treasury stock purchases of $200,000.

Comparison of Results of Operations for the three-months ended September 30, 2004 and September 30, 2003.

     General. Net income for the three months ended September 30, 2004 was $762,000, an increase of $406,000 or 114.1% from $356,000 for the three months ended September 30, 2003. The increase in net income was primarily due to increases of $227,000 in net interest income and $856,000 in non-interest income, principally from the settlement of litigation, partially offset by increases of $266,000 in non-interest expense, $125,000 in the provision for loan losses and $286,000 in income tax expense.

     Interest Income. Interest income increased $424,000 during the comparative three months ended September 30, 2004 and 2003. The increase in interest income resulted primarily from increases of $266,000 in interest received on mortgage backed securities, $134,000 in interest received on loans and $34,000 in interest received on investment securities, partially offset by a $10,000 decrease in interest on other interest earning assets.

     Interest income from mortgage-backed securities increased $266,000 or 124.9% to $479,000 for the three months ended September 30, 2004 from $213,000 for the same period in 2003. The increase was due to an increase of $22.7 million or 88.3% in average mortgage-backed securities to $48.4 million for the three-months ended September 30, 2004 from $25.7 million for the three-months ended September 30, 2003 as well as an increase in the average yield on mortgage-backed securities of 64 basis points to 3.96% for the three-months ended September 30, 2004 from 3.32% for the three-months ended September 30, 2003.

     Interest income from loans increased $134,000 or 7.6% to $1.9 million for the three months ended September 30, 2004 from $1.8 million for the three months ended September 30, 2003. The average balance of loans outstanding increased by $14.6 million to $118.6 million for the quarter ended September 30, 2004 from $104.0 million for the quarter ended September 30, 2003. The average yield on loans decreased 38 basis points to 6.40% for the three months ended September 30, 2004 from 6.78% for the three months ended September 30, 2003.

     Interest income on investment securities increased $34,000 or 141.7% to $58,000 for the three-months ended September 30, 2004 from $24,000 for the three-months ended September 30, 2003. The increase was due to an increase of $2.3 million in the average balance of investment securities to $3.8 million for the three-months ended September 30, 2004 from $1.5 million in the comparable period in 2003, partially offset by a decrease in the average yield of 25 basis points to 6.08% from 6.33% for the respective periods.

     Interest income on other interest earning assets decreased $10,000 or 35.7% to $18,000 for the three-months ended September 30, 2004 from $28,000 for the same period in 2003. The decrease was due to a decrease in the average balance of other interest earning assets of $1.9 million or 27.1% to $5.1 million from $7.0 million as well as a decrease of 20 basis points in the average yield to 1.40% from 1.60%.

     Interest Expense. Total interest expense increased by $197,000 or 37.7% to $720,000 for the three-months ended September 30, 2004 from $523,000 for the three months ended September 30, 2003. The increase in interest expense resulted primarily from a $37.1 million increase in the average balance of interest bearing liabilities to $152.6 million from $115.5 million as well as an increase in the average cost of interest bearing liabilities of 8 basis points to 1.89% from 1.81%.

     Interest expense on deposits decreased $29,000 or 6.5% to $417,000 for the three-months ended September 30, 2004 from $446,000 for the three-months ended September 30, 2003. The average balance of certificate of deposit accounts decreased $3.4 million from $57.6 million for the three months ended September 30, 2003 to $54.2 million for the three-months ended September 30, 2004, and the average cost on such accounts decreased from 2.41% to 2.19%. Partially offsetting the decrease in the average balance of certificate of deposit accounts was an increase in the average balance of transaction and savings deposits of $4.5 million or 9.4% to $52.5 million for the three-months ended September 30, 2004 from $48.0 million for the three-months ended September 30, 2003, together with an increase in the average cost of such accounts of 10 basis points to 0.92% from 0.82%.

     Interest expense on FHLB advances was $300,000 for the three-months ended September 30, 2004, an increase of $225,000 from the $75,000 recorded in the three-months ended September 30, 2003. Average FHLB advances increased to $45.1 million for the three-months ended September 30, 2004 from $9.5 million in the prior comparative period. The average cost of FHLB advances decreased 48 basis points to 2.67% from 3.15%.

     Net Interest Income. Net interest income increased $227,000 or 15.1% to $1.7 million for the three-months ended September 30, 2004 from $1.5 million for the three months ended September 30, 2003. The increase in our net interest income for the three-months ended September 30, 2004 compared to the prior quarter is primarily attributable to a $37.8 million increase in average interest earning assets, partially offset by a 38 basis point decrease in our net interest spread to 3.68% from 4.06%. Our net interest margin for the quarter ended September 30, 2004 compared to the prior period decreased 42 basis points to 3.94% from 4.36%.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management made a provision for loan losses of $125,000 for the three months ended

September 30, 2004. No provision was made during the three-months ended September 30, 2003.

     We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $737,000 or 0.61% of loans outstanding at September 30, 2004, as compared with $582,000 or 0.54% of loans outstanding at September 30, 2003. The allowance for loan losses represented 134.5% of non-performing loans at September 30, 2004 and 198.6% of non-performing loans at September 30, 2003. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically will review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2004 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

     Non-Interest Income. Non-interest income increased $856,000 or 839.2% to $958,000 for the three months ended September 30, 2004, as compared to $102,000 for the three-months ended September 30, 2003. The increase was attributable to the recognition of $825,000 in non-recurring income received in connection with the settlement of litigation commenced in 1999 and an increase of $32,000 in loan prepayment penalties and other miscellaneous mortgage fees.

     Non-Interest Expense. Non-interest expense for the three months ended September 30, 2004 was $1,231,000 compared to $965,000 for the three months ended September 30,2003, an increase of $266,000 or 27.6%. The increase was primarily attributable to increases of $134,000 in salaries and employee benefits, $79,000 of which related to management recognition plan expenses for which there was no similar charge in the prior year, $42,000 in directors compensation, $8,000 in equipment expense $93,000 in legal fees and $4,000 in net occupancy expense, partially offset by a decrease of $16,000 in miscellaneous expense. The $93,000 increase in legal fees resulted primarily from fees incurred in connection with the aforementioned litigation settlement.

     Provision for Income taxes. The provision for income taxes increased to $572,000 for the three- months ended September 30, 2004 from $286,000 for the three months ended September 30, 2003. The increase in the provision for income taxes is primarily due to a higher level of income before taxes of $1,334,000 for the three-months ended September 30, 2004, compared with income before taxes of $642,000 for the comparative 2003 period.

Comparison of Results of Operations for the six-months ended September 30, 2004 and September 30, 2003.

     General. Net income for the six-months ended September 30, 2004 was $1,167,000 , an increase of $442,000 or 61.0% from $725,000 for the six-months ended September 30, 2003. The increase in net income was primarily due to increases of $435,000 in net interest income and $904,000, in non-interest income, principally from the settlement of litigation, partially offset by increases of $491,000 in non-interest expense, $125,000 in the provision for loan losses and $281,000 in income tax expense.

     Interest Income. Interest income increased $818,000 during the comparative six-months ended September 30, 2004 and 2003. The increase in interest income resulted primarily from increased of $559,000 in interest received on mortgage backed securities, $197,000 in interest received on loans and $83,000 in interest received on investment securities, partially offset by a $21,000 decrease in interest on other interest earning assets.

     Interest income from mortgage-backed securities increased $559,000 or 149.9% to $932,000 for the six-months ended September 30, 2004 from $373,000 for the same period in 2003. The increase was due to an increase of $23.6 million or 100.4% in average mortgage-backed securities to $47.1 million for the six-months ended September 30, 2004 from $23.5 million for the six-months ended September 30, 2004 as well as an increase in the average yield on mortgage-backed securities of 79 basis points to 3.96% for the six-months ended September 30, 2004 from 3.17% for the six-months ended September 30, 2003.

     Interest income from loans increased $197,000 or 5.6% to $3.75 million for the six-months ended September 30, 2004 from $3.55 million for the six-months ended September 30, 2003. the average balance of loans outstanding increased by $13.1 million to $116.2 million for the quarter ended September 30, 2004 from $103.1 million for the six-months ended September 30, 2003. The average yield on loans declined 44 basis points to 6.45% for the six-months ended September 30, 2004 from 6.89% for the six-months ended September 30, 2003 reflecting a decrease in market interest rates generally.

     Interest income on investment securities increased $83,000 or 207.5% to $123,000 for the six-months ended September 30, 2004 from $40,000 for the six-months ended September 30, 2003. The increase was due to an increase of $2.8 million in the average balance of investment securities to $4.1 million for the six-months ended September 30, 2004 from $1.3 million in the comparable period in 2003, partially offset by a decrease in the average yield of 20 basis points to 6.05% from 6.25% for the respective periods.

     Interest income on other interest earning assets decreased $21,000 or 42.0% to $29,000 for the six-months ended September 30, 2004 from $50,000 for the same period in 2003. The decrease was due to a decrease in the average balance of other interest earning assets of $1.0 million or 16.4% to $5.1 million from $6.1 million as well as a decrease of 54 basis points in the average yield to 1.12% from 1.66%.

     Interest Expense. Total interest expense increased by $383,000 or 38.2% to $1.38 million for the six-months ended September 30, 2004 from $1.0 million for the six-months ended September 30, 2003. The increase in interest expense resulted primarily from a $37.6 million increase in the average balance of interest bearing liabilities to $149.3 million from $111.7 million as well as an increase in the average cost of interest bearing liabilities of 6 basis points to 1.86% from 1.80%.

     Interest expense on deposits decreased $72,000 or 8.0% to $830,000 for the six-months ended September 30, 2004 from $902,000 for the six-months ended September 30, 2003. The average balance of certificate of deposit accounts decreased $3.2 million from $57.9 million for the six-months ended September 30, 2003 to $54.7 million for the six-months ended September 30, 2004, and the average cost on such accounts decreased from 2.45% to 2.18%. Partially offsetting this decrease was an increase in the average balance of transaction and savings deposits of $4.5 million or 8.6% to $52.1 million for the six-months ended September 30, 2004, from $47.6 million for the six-months ended September 30, 2003, together with an increase in the average cost of such accounts of 8 basis points to 0.90% from 0.82%.

     Interest expense on Federal Home Loan Bank of New York advances was $549,000 for the six-months ended September 30, 2004, an increase of $455,000 from the $94,000 recorded in the six-months ended September 30, 2003. Average FHLB advances increased to $41.6 million for the six-months ended September 30, 2004 from $5.6 million in the prior comparative period. The average cost of FHLB advances decreased 72 basis points to 2.64% from 3.36%.

     Net Interest Income. Net interest income increased $435,000 or 14.5% to $3.45 million for the six-months ended September 30, 2004 from $3.0 million for the six-months ended September 30, 2003. The increase in our net interest income for the six-months ended September 30, 2004 compared to the prior six-month period is primarily attributable to a $38.5 million increase in average interest earning assets, partially offset by a 46 basis point decrease in our net interest spread to 3.74% from 4.20%. Our net interest margin for the six-months ended September 30, 2004 compared to the prior period decreased 50 basis points to 3.99% from 4.49%.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management made a provision for loan losses of $125,000 for the six-months ended September 30, 2004. No provision was made during the six-months ended September 30, 2003. During the six months ended September 30, 2004 , we also recorded a $29,000 recovery of a previously charged off loan.

     We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $737,000 or 0.61% of loans outstanding at September 30, 2004, as compared with $582,000 or 0.54% of loans outstanding at September 30, 2003. The allowance for loan losses represented 134.5% of non-performing loans at September 30, 2004 and 198.6% of non-performing loans at September 30, 2003. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically will review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2004 is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

     Non-Interest Income. Non-interest income increased $904,000 or 434.6% to $1.1 million for the six-months ended September 30, 2004, as compared to $208,000 for the six-months ended September 30, 2003. The increase was attributable to the recognition of $825,000 in non-recurring income received in connection with the settlement of litigation commenced in 1999 as well as increases of $65,000 in loan prepayment penalties and other miscellaneous mortgage fees and $14,000 in net appraisal fees.

     Non-Interest Expense. Non-interest expense for the six-months ended September 30, 2004 was $2.4 million compared to $1.9 million for the six-months ended September 30, 2003, an increase of $491,000 or 25.7%. The increase was primarily attributable to increases of $228,000 in salaries and employee benefits, $158,000 of which related to management recognition plan expenses for which there was no similar charge in the prior year, $45,000 in directors compensation, $34,000 in equipment expense and $189,000 in legal fees, partially offset by a decrease of $5,000 in net occupancy expense. The $189,000 increase in legal fees resulted primarily from fees incurred in connection with the aforementioned litigation settlement.

     Provision for Income taxes. The provision for income taxes increased to $861,000 for the six-months ended September 30, 2004 from $580,000 for the six-months ended September 30, 2003. The increase in the provision for income taxes in primarily due to a higher level of income before taxes of $2,028,000 for the six-months ended September 30, 2004, compared with income before taxes of $1,305,000 for the comparative 2003 period.

Liquidity and Capital Resources

     Liquidity. The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Association invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs. At September 30, 2004, cash and cash equivalents totaled $6.7 million. At September 30, 2004, the Association had commitments to funds loans of $3.4 million. At September 30, 2004, certificates of deposit represented 48.6% of total deposits. The Association expects to retain these deposit accounts. In addition, the Association could borrow up to $10.1 million from the Federal Home Loan Bank of New York without providing additional collateral. The Association considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

     Capital Resources. The Association is subject to various regulatory capital requirements administered by federal regulatory agencies. The following table summarizes the Association's regulatory capital requirements versus actual capital as of September 30, 2004:

                                           ACTUAL                  REQUIRED                 EXCESS
                                    ------------------        ----------------         ----------------
(Dollars in thousands)              AMOUNT          %         AMOUNT        %          AMOUNT        %
                                    ------         ---        ------       ---         ------       ---
Core capital
 (to adjusted total assets)         $ 20.2         11.1%       $ 7.3       4.0%        $ 12.9        7.1%

Risk-based capital
 To (risk-weighted assets)          $ 20.9         20.4%       $ 8.2       8.0%        $ 12.7       12.4%

Management of Market Risk

     General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing the risk consistent with the guidelines approved by the board of directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management operating under a policy adopted by the board of directors, meets as needed to review our asset/liability policies and interest rate risk position. We have sought to manage our interest rate risk by more closely matching the maturities of our interest rate sensitive assets and liabilities. In particular, we offer one, three, and five year adjustable rate mortgage loans, a loan product that has a fixed rate of interest for seven years and which adjusts annually thereafter, and three and five year balloon loans. We also invest in mortgage-backed securities the majority of which reprice within one and three years. We do not solicit high-rate jumbo certificates of deposit or brokered funds.

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

     The table below sets forth, as of June 30, 2004, the latest date for which the Office of Thrift Supervision has provided to Atlantic Liberty Savings, F.A. an interest rate sensitivity report of net portfolio value, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

                                                                           Net Portfolio Value as a % of Present
                                                                                       Value of
                     Net Portfolio Value                                          Assets/Liabilities
--------------------------------------------------------------             --------------------------------------
Change in
Interest Rates       Estimated         Amount of
(basis points)          NPV              Change        Percent             NPV Ratio                 Change
--------------       ---------         ---------       -------             ---------           -----------------
                         (Dollars in Thousands)
   +300               $19,934           $(8,130)         (29)%                11.43%            (363) basis points
   +200                22,675            (5,390)         (19)                 12.71             (235) basis points
   +100                25,432            (2,632)          (9)                 13.94             (112) basis points
      0                28,064                 -            -                  15.06                -  basis points
   -100                30,070             2,006           +7                  15.84              +78  basis points


     The table above indicates that at June 30, 2004, in the event of a 100 basis point decrease in interest rates, we would experience a 7% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 19% decrease in net portfolio value.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2004, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         In accordance with the Share Repurchase Program approved by the Board of Directors in January, 2004, the Company has made share repurchases as summarized below:

                                                                               Total Number of       Maximum Number of
                                                                             Shares Purchased as     Shares That May Be
                                   Total Number of     Average Price Paid     Part of a Publicly    Purchased Under Plan
                                   Shares Purchased        Per Share            Announced Plan              (1)
                                   ----------------    ------------------    -------------------    --------------------
Total - March  31 ............           19,400             $ 19.80                 19,400                66,150
April 1 - April  30 ..........                -                   -                      -                     -
May 1 - May 31................              490               18.25                 19,890                65,660
June 1- June 30 ..............           10,000               18.11                 29,890                55,660
July 1 - September  30 .......                -                   -                      -                55,660
                                         ------             -------                 ------                ------
Total September 30, 2004......           29,890             $ 19.21                 29,890                     -
                                         ======             =======                 ======                =======

------------------
(1) On January 26, 2004, the Company announced that the Board of Directors, at its January meeting, approved a share repurchase plan to acquire up to 85,550 shares of the Company's common stock, which represents approximately 5% of the outstanding shares of common stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the annual meeting of stockholders held on August 18, 2004, the following proposals were voted upon and approved by the stockholders:

         Proposal No. 1: Resolved, that Honorable Guy J. Mangano and George M. Spanakos be elected to serve as directors of the company for a term of three years, or until his successor has been elected and qualified.

         The voting as to Proposal No. 1 was as follows:

                                           For               Withheld
                                        ---------            --------
               Hon. Guy J. Mangano:     1,377,350             92,510

               George M. Spanakos:      1,374,532             95,328

         Proposal No. 2: Resolved, that the appointment of Radics & Co., LLC to act as the Company's auditors for the fiscal year ending March 31, 2005 is hereby ratified.

         The voting to Proposal No. 2 was as follows:

                                           For          Against       Withheld
                                        ---------       -------       --------
               Radics & Co., LLC        1,444,249        22,034        3,577


ITEM 5.  OTHER INFORMATION

         At its October meeting, the Board of Directors of Atlantic Liberty Financial Corp. declared a quarterly cash dividend of $0.07 per share to be paid on November 18, 2004 to shareholders of record on November 4, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 31.1
         Exhibit 31.2
         Exhibit 32 Sarbanes-Oxley Certifications pursuant to Section
906.

         On July 26, 2004 we filed Form 8-K, which contained our press release of earnings for the quarter ended June 30, 2004.

         On October 5, 2004 we filed Form 8-K, which contained our press release announcing the settlement of litigation commenced in 1999.

         On October 21, 2004 we filed Form 8-K, which contained our press release of earnings for the quarter and six months ended September 30, 2004.

                                   SIGNATURES


Pursuant to the requirement of the securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Atlantic Liberty Financial Corp.

Date:  November  12, 2004                 /s/Barry M. Donohue
                                          -------------------------------------
                                          Barry M. Donohue
                                          President and Chief Executive Officer



Date:  November 12, 2004                  /s/William M. Gilfillan
                                          -------------------------------------
                                          William M. Gilfillan
                                          Chief Financial Officer and Corporate
                                          Secretary