Form 10QSB
period 2004-12-31
ATLANTIC LIBERTY FINANCIAL CORP
filed 2005-02-14
CIK 1172095

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004
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

As of December 31, 2004, the Registrant had outstanding 1,693,383 shares of common stock.

Transitional Small Business Disclosure format     Yes  [X]          No  [   ]

ATLANTIC LIBERTY FINANCIAL CORP.

Form 10-QSB Quarterly Report

Index

		Page
PART I – Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Controls and Procedures	17
PART II – Other Information
Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES		20

ITEM 1. FINANCIAL STATMENTS

Atlantic Liberty Financial Corp.
Consolidated Statements of Financial Condition
(in thousands of dollars)
(unaudited)

	At December 31, 2004	At March 31, 2004
ASSETS
Cash and cash equivalents
Cash and amounts due from depository Institutions	$1,464	$1,276
Interest bearing deposits	5,422	2,284

Total cash and cash equivalents	6,886	3,560

Investment securities:
Available for sale	2,281	2,333
Held to maturity	4,010	2,016
Mortgage-backed securities:
Available for sale	753	1,088
Held to matrurity	43,704	30,691
Loans receivable	119,359	113,059
Investment in real estate	78	78
Premises and equipment	1,645	1,513
Federal Home Loan Bank of New York Stock	2,168	1,160
Interest receivable	833	722
Deferred income tax	470	370
Other assets	3,260	3,413

Total Assets	$185,447	$160,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$111,025	$107,861
Federal Home Loan Bank of New York advances	43,350	23,200
Advance payments by borrowers for taxes and insurance	1,239	945
Other liabilities	2,166	1,766

Total Liabilities	157,780	133,772
Commitments & Contingencies	-	-
Stockholders’ equity		-
Preferred Stock $.10 par value, 500,000 shares authorized	-	-
Common Stock $.10 par value, 6,000,000 shares authorized
1,710,984 Shares Issued -shares outstanding-1,693,383(12/04);1,691,584(3/04)	171	171
Paid in Capital	16,376	16,366
Retained Earnings-substantially restricted	12,446	11,115
Unearned ESOP Shares	(958)	(1,061)
Accumulated other comprehensive income	(18)	24
Treasury stock,at cost;17,601 shares(12/04);19,400 shares(3/04)	(350)	(384)

Total Stockholders’ Equity	27,667	26,231

Total liabilities and Stockholders’ Equity	$185,447	$160,003

See notes to consolidated financial statements.

Atlantic Liberty Financial Corp.
Statements of Income
(in thousands of dollars)
(unaudited)

	Three Months		Nine Months
	Ended December 31		Ended December 31

	2004	2003	2004	2003

Interest and dividend income
Loans	$1,954	$1,791	$5,701	$5,341
Mortgage backed securities	462	319	1,394	692
Investment Securities	45	55	169	95
Other interest-earning assets	45	9	74	59

Total interest income	2,506	2,174	7,338	6,187

Interest expense
Deposits	419	429	1,249	1,331
Advances	305	150	854	243
Escrow	4	3	12	11

Total interest expense	728	582	2,115	1,585

Net interest income	1,778	1,592	5,223	4,602
Provision for loan losses	0	0	125	0

Net interest income after provision for loan losses	1,778	1,592	5,098	4,602

Non-interest income
Service fees	121	51	319	155
Miscellaneous	87	45	1,001	150

Total non-interest income	208	96	1,320	305

Non-interest expenses
Salaries and employee benefits	703	617	2,047	1,733
Directors Compensation	58	47	175	119
Net occupancy expenses	47	39	122	119
Equipment	107	108	308	276
Advertising	13	10	29	26
Federal Insurance Premium	4	4	13	14
Legal fees	13	34	276	107
Miscellaneous	205	181	584	560

Total non-interest expenses	1,150	1,040	3,554	2,954

Income before income taxes	836	648	2,864	1,953
Income tax expense	350	302	1,211	882

Net income	$486	$346	$1,653	$1,071

Earnings per share
Basic	$0.31	$0.22	$1.04	$0.67
Diluted	$0.30	$0.22	$1.04	$0.67
Weighted average shares	1,592,751	1,599,214	1,587,498	1,595,804
Fully diluted average shares	1,606,850	1,607,020	1,590,632	1,603,610

See notes to financial statements

Atlantic Liberty Financial Corp

Consolidated Statements of Changes in Stockholders Equity

	Common Stock	Additional Paid In Capital	Retained Earnings - Substantially Restricted	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance - March 31, 2004	$171	$16,366	$11,115	$(1,061)	$24	$(384)	$26,231

Net Income			1,653				1,653
Unrealized loss on securities available for sale					(42)		(42)

Comprehensive income							1,611

Cash dividends			(310)				(310)
ESOP shares committed to be released		90		103			193
Amortization of unearned MRP shares		237					237
Treasury stock Purchases-at cost						(295)	(295)
Treasury stock used for earned MRP shares		(317)	(12)			329	-

Balance - December 31, 2004	$171	$16,376	$12,446	$(958)	$(18)	$(350)	$27,667

See notes to consolidated financial statements

Atlantic Liberty Financial Corp.
Consolidated Statements of Cash Flows
(in thousands of dollars )
(unaudited)

	Nine Months Ended
	December 31,
Cash flows from operating activities	2004	2003
Net income	$1,653	$1,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127	124
Provision for loan losses	125	-
Net accretion of premiums, discounts and deferred loan fees
Deferred income taxes	(100)	(177)
ESOP compensation expense	192	189
Recognition and Retention Plan expense	237	26
(Increase) in interest receivable	(111)	(120)
Decrease (increase) in other assets	153	(296)
Increase in other liabilities	400	538

Net cash provided by operating activities	2,804	1,605

Cash flows from investing activities:
Purchases of:
Investment securities held to maturity	(3,000)	(1,000)
Investment securities available for sale	(2,000)	(2,000)
Mortgage-backed securities held to maturity	(20,043)	(19,816)
Proceeds of maturities, calls and principal repayments on:
Investment securities held to maturity	1,000	0
Investment securities available for sale	2,000	0
Mortgage-backed securities held to maturity	6,988	8,291
Mortgage-backed securities available for sale	337	490
(Increase) in loans receivable	(6,826)	(9334)
Additions to premises and equipment	(258)	(24)
Purchase of Federal Home Loan Bank of New York Stock	(1,008)	(258)

Net cash (used in) investing activities	(22,810)	(23,651)

Cash flows from financing activities:
Increase in deposits	3,164	120
Increase in advance payments by borrowers for taxes and insurance	294	201
Increase in Federal Home Loan Bank advances	20,150	21,600
Cash dividends paid	(310)	(159)
Purchase of Treasury Stock	(295)	0
Treasury stock used for earned MRP shares	329	0

Net cash provided by financing activities	23,332	21,762

Net increase (decrease) in cash and cash equivalents	3,326	(284)
Cash and cash equivalents at beginning of period	3,560	6,237

Cash and cash equilvalents at end of period	$6,886	$5,953

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$2,115	$1,585

Federal, state and city income taxes	$1,453	$865

See notes to consolidated financial statements.

Atlantic Liberty Financial Corp.
Notes to Consolidated Financial Statements
December 31, 2004
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

Note 3- Employee Stock Ownership Plan

     As part of its conversion to stock form, the Association established an employee stock ownership plan (ESOP) for the benefit of eligible employees. The ESOP borrowed $1,368,790 from the Company and used those funds to acquire 136,879 shares of the Company’s common stock at $10 per share.

     Shares held by the ESOP are released to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Association’s discretionary contributions to the ESOP and earnings on the ESOP’s assets. Principal and interest payments are scheduled to occur over a ten-year period. However, in the event the Company’s contributions exceed the minimum debt service requirements, additional principal payment will be made. Principal and interest payments took place on December 31, 2002, December 29, 2003 and December 29, 2004 resulting in 13,688 shares being released to eligible employees in each year.

Note 4- 2003 Incentive Stock Benefit Plan

     In November 2003, the Company’s stockholders approved, and the Company implemented, the 2003 Incentive Stock Benefit Plan. Under the Stock Benefit Plan, employees and directors of the Company and its subsidiary may be awarded shares of Company common stock (the “Stock Awards”) and issued options to purchase shares of Company common stock (the “Stock Options”) covering up to 256,648 shares in the aggregate.

Stock Awards

     Stock Awards under the Stock Benefit Plan are granted in the form of Company common stock, which are held by a Plan trustee, and vest over a period of five years (20% annually from the date of grant). The Stock Awards become fully vested upon the death or disability of the holder. On December 8, 2003, the Company awarded 85,550 shares of its common stock. On December 8, 2004, 17,115 stock awards became vested and 1,926 of the shares were sold by employees. At December 31, 2004, the remaining 15,189 vested shares were held by the plan trustee. During the quarter and nine month periods ended December 31, 2004, approximately $79,000 and $237,000 respectively, in expense related to the Stock Awards was recorded. During the three and nine months periods ended December 31, 2003, $26,000 in expense related to stock awards was recorded. The amount of expense recorded for the Stock Awards is based upon the number of shares awarded, the market price of the Company’s common stock at the grant date ($18.50 per share) and the period over which the Stock Awards are earned (60 months).

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

     On December 8, 2003, options to purchase 171,098 shares of Company common stock were granted, which include non-incentive stock options to directors and incentive stock options to officers and employees. None of the options granted were exercised during the three month or nine month periods ended December 31, 2004. During the nine months ended December 31, 2004, 555 incentive options were forfeited. The options granted, are summarized as follows:

Shares
					Weighted
Non-				Exercise	Average Exercise
Incentive	Incentive	Total	Exercisable	Price	Price

46,196	124,347	170,543	67,885	$18.50	$18.50

At December 31, 2004, 67,885 options were exercisable.

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

     As a small business filer, the company will implement SFAS No. 123(revised) in the first quarter of 2006 and accordingly will record stock option expense during that period.

Note 5- Earnings Per Share

     Amounts reported as basic earnings per share of common stock reflect earnings available to stockholders for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share, give effect to stock awards and option securities exercisable into common stock, which would have a dilutive effect.

Note 6- Dividend Declaration

     On January 11, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.07 per share to be paid on February 7, 2005 to shareholders of record on January 26, 2005.

Note 7- Share Repurchase Program

     In January 2004, the Company’s Board of Directors approved a Stock Repurchase Program to acquire up to 85,550 shares of the Company’s common stock, which represents approximately 5% of the outstanding common stock. As of September 30, 2004, the Company had purchased 29,890 of its common stock at an average cost of $19.21 per share. During the quarter ended December 31, 2004, the company purchased an additional 4,826 shares at an average cost of $21.64 and used 17,115 of the treasury shares to cover the vesting of stock awards. At December 31, 2004, the company had 17,601 treasury shares at an average cost of $19.87.

Note 8- Settlement of Litigation

     Earnings for the nine months ended December 31, 2004 include non-recurring non-interest income of $825,000 received in connection with the settlement of litigation. After taxes and legal fees, the settlement resulted in $340,000 or $0.22 per share in net income for the nine months ended December 31, 2004.

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

     The following discussion compares the consolidated financial condition of Atlantic Liberty Financial Corp. at December 31, 2004 to the financial condition at March 31, 2004 and the consolidated results of operations for the three-month and nine-month periods ended December 31, 2004 and December 31, 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Comparison of Financial Condition at December 31, 2004 and March 31, 2004

     The Company’s assets increased $25.4 million or 15.9% to $185.4 million at December 31, 2004 from $160.0 million at March 31, 2004. The increase principally reflects increases in mortgage-backed securities held to maturity, investment securities held to maturity and cash and cash equivalents funded by increases in advances from the Federal Home Loan Bank of New York (FHLB) and deposits. During the nine-months ended December 31, 2004, mortgage-backed securities held to maturity increased $13.0 million or 42.3% to $43.7 million from $30.7 million at March 31, 2004. The increase reflects purchases of $20.0 million, partially offset by prepayments and amortization of $7.0 million. The increase in mortgage-backed securities held to maturity reflects management’s decision to implement a leveraged growth strategy at a positive interest rate spread. During the nine-months ended December 31, 2004, net loans receivable increased $6.3 million or 5.6% to $119.4 million from $113.1 million at March 31, 2004. The increase resulted principally from new commercial mortgages of $9.4 million, $4.4 million of which were purchased from other financial institutions, as well as new originations of $10.8 million in one-to-four family mortgage loans. Investment securities held to maturity increased $2.0 million or 100.0% to $4.0 million at December 31, 2004 from $2.0 million at March 31, 2004. Cash and cash equivalents increased $3.3 million or 91.7% to $6.9 million at December 31, 2004 from $3.6 million at March 31, 2004.

     Advances from the FHLB increased by $20.2 million to $43.4 million at December 31, 2004 from $23.2 million at March 31, 2004. Total deposits of $111.0 million at December 31, 2004 increased $3.1 million or 2.9% from $107.9 million at March 31, 2004. Stockholders’ equity increased $1.5 million or 5.7% to $27.7 million at December 31, 2004 from $26.2 million at March 31, 2004, primarily the result of including net income of $1.7 million for the nine-months ended December 31, 2004 partially offset by dividends paid of $300,000.

Comparison of Results of Operations for the three-months ended December 31, 2004 and December 31, 2003.

     General. Net income for the three months ended December 31, 2004 was $486,000, an increase of $140,000 or 40.0% from $346,000 for the three months ended December 31, 2003. The increase in net income was primarily due to increases of $186,000 in net interest income and $112,000 in non-interest income, partially offset by increases of $110,000 in non-interest expense, and $48,000 in income tax expense.

     Interest Income. Interest income increased $332,000 during the comparative three months ended December 31, 2004 and 2003. The increase in interest income resulted primarily from increases of $163,000 in interest received on loans, $143,000 in interest received on mortgage backed securities and $36,000 in interest on other interest earning assets, partially offset by a $10,000 decrease in interest on investment securities.

     Interest income from loans increased $163,000 or 9.1% to $2.0 million for the three months ended December 31, 2004 from $1.8 million for the three months ended December 31, 2003. The average balance of loans outstanding increased by $9.1 million to $119.2 million for the quarter ended December 31,2004 from $108.1 million for the quarter ended December 31, 2003. The average yield on loans decreased 7 basis points to 6.56% for the three months ended December 31, 2004 from 6.63% for the three months ended December 31, 2003.

     Interest income from mortgage-backed securities increased $143,000 or 44.8% to $462,000 for the three months ended December 31, 2004 from $319,000 for the same period in 2003. The increase was due to an increase of $10.9 million or 31.2% in average mortgage-backed securities to $45.8 million for the three-months ended December 31, 2004 from $34.9 million for the three-months ended December 31, 2003 as well as an increase in the average yield on mortgage-backed securities of 37 basis points to 4.03% for the three-months ended December 31, 2004 from 3.66% for the three-months ended December 31, 2003.

     Interest income on other interest earning assets increased $36,000 or 400% to $45,000 for the three-months ended December 31, 2004 from $9,000 for the same period in 2003. The increase was due to an increase in the average balance of other interest earning assets of $4.1 million or 73.2% to $9.7 million from $5.6 million as well as an increase of 121 basis points in the average yield to 1.86% from .65%.

     Interest income on investment securities decreased $10,000 or 18.2% to $45,000 for the three-months ended December 31, 2004 from $55,000 for the three-months ended December 31, 2003. The decrease was due to a decrease of $500,000 in the average balance of investment securities to $3.1 million for the three-months ended December 31, 2004 from $3.6 million in the comparable period in 2003, as well as a decrease in the average yield of 24 basis points to 5.82% from 6.06% for the respective periods.

     Interest Expense. Total interest expense increased by $146,000 or 25.1% to $728,000 for the three-months ended December 31, 2004 from $582,000 for the three months ended December 31, 2004. The increase in interest expense resulted primarily from a $24.3 million increase in the average balance of interest bearing liabilities to $153.1 million from $128.8 million as well as an increase in the average cost of interest bearing liabilities of 9 basis points to 1.90% from 1.81%.

     Interest expense on deposits decreased $10,000 or 2.3% to $419,000 for the three- months ended December 31, 2004 from $429,000 for the three-months ended December 31, 2003. The average balance of certificate of deposit accounts decreased $2.9 million from $56.9 million for the three months ended December 31, 2003 to $54.0 million for the three-months ended December 31, 2004, and the average cost on such accounts decreased from 2.30% to 2.20%. Partially offsetting the decrease in the average balance of certificate of deposit accounts was an increase in the average balance of transaction and savings deposits of $4.5 million or 9.2% to $53.5 million for the three-months ended December 31, 2004 from $49.0 million for the three-months ended December 31, 2003, together with an increase in the average cost of such accounts of 9 basis points to 0.91% from 0.82%.

     Interest expense on FHLB advances was $305,000 for the three-months ended December 31, 2004, an increase of $155,000 from the $150,000 recorded in the three-months ended December 31, 2003. Average FHLB advances increased to $44.4 million for the three-months ended December 31, 2004 from $22.1 million in the prior comparative period. The average cost of FHLB advances increased 4 basis points to 2.75% from 2.71%.

     Net Interest Income. Net interest income increased $186,000 or 11.7% to $1.8 million for the three-months ended December 31, 2004 from $1.6 million for the three months ended December 31, 2003. The increase in our net interest income for the three-months ended December 31, 2004 compared to the prior quarter is primarily attributable to a $25.6 million increase in average interest earning assets, partially offset by a 18 basis point decrease in our net interest spread to 3.73% from 3.91%. Our net interest margin for the quarter ended December 31, 2004 compared to the prior period decreased 19 basis points to 4.00% from 4.19%.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not make a provision for loan losses for the three months ended December 31, 2004 and the three-months ended December 31, 2003.

     We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $737,000 or 0.62% of loans outstanding at December 21, 2004, as compared with $582,000 or 0.53% of loans outstanding at December 31, 2003. The allowance for loan losses represented 810.52% of non-performing loans at December 31, 2004 and 481.70% of non-performing loans at December 31, 2003. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically will review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2004 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

     Non-Interest Income. Non-interest income increased $112,000 or 116.7% to $208,000 for the three months ended December 31, 2004, as compared to $96,000 for the three-months ended December 31, 2003. The increase was attributable to increases of $70,000 in loan prepayment penalty and other mortgage fees, $10,000 in savings and checking account fees, and the receipt of $33,000 in life insurance proceeds from a policy covering a retired director.

     Non-Interest Expense. Non-interest expense for the three months ended December 31, 2004 was $1.1 million compared to $1.0 million for the three months ended December 31, 2003, an increase of $110,000 or 10.6%. The increase was primarily attributable to increases of $86,000 in salaries and employee benefits, $10,000 in director’s compensation, $8,000 in net occupancy expense, $25,000 in miscellaneous expense, and $2,000 in advertising expense, partially offset by decreases of $20,000 in legal fees and $2,000 in equipment expense.

     Provision for Income taxes. The provision for income taxes increased to $350,000 for the three- months ended December 31, 2004 from $302,000 for the three months ended December 31, 2003. The increase in the provision for income taxes is primarily due to a higher level of income before taxes of $836,000 for the three-months ended December 31, 2004 , compared with income before taxes of $648,000 for the comparative 2003 period.

Comparison of Results of Operations for the nine-months ended December 31, 2004 and December 31, 2003.

     General. Net income for the nine-months ended December 31, 2004 was $1.7 million an increase of $582,000 or 54.3% from $1.1 for the nine-months ended December 31, 2003. The increase in net income was primarily due to increases of $621,000 in net interest income and $1.0 million in non-interest income, principally from the settlement of litigation, partially offset by increases of $600,000 in non-interest expense, $125,000 in the provision for loan losses and $329,000 in income tax expense.

     Interest Income. Interest income increased $1.2 million during the comparative nine-months ended December 31, 2004 and 2003. The increase in interest income resulted primarily from increases of $702,000 in interest received on mortgage backed securities, $360,000 in interest received on loans, $74,000 in interest received on investment securities, and $15,000 in interest on other interest earning assets.

     Interest income from mortgage-backed securities increased $702,000 or 101.4% to $1.4 million for the nine-months ended December 31, 2004 from $692,000 for the same period in 2003. The increase was due to an increase of $19.4 million or 71.1% in average mortgage-backed securities to $46.7 million for the nine-months ended December 31, 2004 from $27.3 million for the nine-months ended December 31, 2004 as well as an increase in the average yield on mortgage-backed securities of 60 basis points to 3.98% for the nine-months ended December 31, 2004 from 3.38% for the nine-months ended December 31, 2003.

     Interest income from loans increased $360,000 or 6.7% to $5.7 million for the nine-months ended December 31, 2004 from $5.3 million for the nine-months ended December 31, 2003. The average balance of loans outstanding increased by $12.4 million to $117.2 million for the nine-months ended December 31, 2004 from $104.8 million for the nine-months ended December 31, 2003. The average yield on loans declined 32 basis points to 6.48% for the nine-months ended December 31, 2004 from 6.80% for the nine-months ended December 31, 2003 reflecting a decrease in market interest rates generally.

     Interest income on investment securities increased $74,000 or 77.9% to $169,000 for the nine-months ended December 31, 2004 from $95,000 for the nine-months ended December 31, 2003. The increase was due to an increase of $1.7 million in the average balance of investment securities to $3.8 million for the nine-months ended December 31, 2004 from $2.1 million in the comparable period in 2003, partially offset by a decrease in the average yield of 18 basis points to 6.00% from 6.18% for the respective periods.

     Interest income on other interest earning assets increased $15,000 or 25.4% to $74,000 for the nine-months ended December 31, 2004 from $59,000 for the same period in 2003. The increase was due to an increase in the average balance of other interest earning assets of $0.7 million or 11.9% to $6.6 million from $5.9 million as well as an increase of 16 basis points in the average yield to 1.50% from 1.34%.

     Interest Expense. Total interest expense increased by $530,000 or 33.4% to $2.1 million for the nine-months ended December 31, 2004 from $1.6 million for the nine-months ended December 31, 2004. The increase in interest expense resulted primarily from a $32.7 million increase in the average balance of interest bearing liabilities to $150.5 million from $117.8 million as well as an increase in the average cost of interest bearing liabilities of 8 basis points to 1.87% from 1.79%.

     Interest expense on deposits decreased $82,000 or 6.2% to $1.25 million for the nine-months ended December 31, 2004 from $1.3 million for the nine-months ended December 31, 2003. The average balance of certificate of deposit accounts decreased $3.1 million from $57.6 million for the nine-months ended December 31, 2003 to $54.5 million for the nine-months ended December 31, 2004, and the average cost on such accounts decreased from 2.40% to 2.19%. Partially offsetting this decrease was an increase in the average balance of transaction and savings deposits of $4.2 million or 8.7% to $52.6 million for the nine-months ended

December 31, 2004, from $48.4 million for the nine-months ended December 31, 2003, together with an increase in the average cost of such accounts of 9 basis points to 0.90% from 0.81%.

     Interest expense on Federal Home Loan Bank of New York advances was $854,000 for the nine-months ended December 31, 2004, an increase of $611,000 from the $243,000 recorded in the nine-months ended December 31, 2003. Average FHLB advances increased to $42.5 million for the nine-months ended December 31, 2004 from $11.1 million in the prior comparative period. The average cost of FHLB advances decreased 25 basis points to 2.68% from 2.93%.

     Net Interest Income. Net interest income increased $621,000 or 13.5% to $5.2 million for the nine-months ended December 31, 2004 from $4.6 million for the nine-months ended December 31, 2003. The increase in our net interest income for the nine-months ended December 31, 2004 compared to the prior nine-month period is primarily attributable to a $34.2 million increase in average interest earning assets, partially offset by a 36 basis point decrease in our net interest spread to 3.74% from 4.10%. Our net interest margin for the nine-months ended December 31, 2004 compared to the prior period decreased 38 basis points to 4.00% from 4.38%.

     Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management made a provision for loan losses of $125,000 for the nine-months ended December 31, 2004. No provision was made during the nine-months ended December 31, 2003. During the nine-months ended December 31, 2004, we also recorded a $29,000 recovery of a previously charged off loan.

     We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $737,000 or 0.62% of loans outstanding at December 31, 2004, as compared with $582,000 or 0.53% of loans outstanding at December 31, 2003. The allowance for loan losses represented 810.5% of non-performing loans at December 31, 2004 and 481.7% of non-performing loans at December 31, 2003. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

     Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically will review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2004 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

     Non-Interest Income. Non-interest income increased $1 million or 332.8% to $1.3 million for the nine-months ended December 31, 2004, as compared to $305,000 for the nine-months ended December 31, 2003. The increase was primarily attributable to a non-recurring litigation settlement of $825,000 and the receipt of life insurance proceeds of $33,000 as well as increases of $133,000 in loan prepayment penalties and other miscellaneous mortgage fees, $6,000 in net appraisal fees and $15,000 in savings and checking account fees.

     Non-Interest Expense. Non-interest expense for the nine-months ended December 31, 2004 was $3.6 million compared to $3.0 million for the nine-months ended December 31, 2003, an increase of $600,000 or 20.3%. The increase was primarily attributable to increases of $314,000 in salaries and employee benefits, which includes an increase of $211,000 in management recognition plan expense, $56,000 in directors’ compensation, $32,000 in equipment expense, $169,000 in legal fees, $3,000 in net occupancy, $3,000 in advertising expense and $23,000 in miscellaneous expenses. The $169,000 increase in legal fees resulted primarily from fees incurred in connection with the aforementioned litigation settlement.

     Provision for Income taxes. The provision for income taxes increased to $1.2 million for the nine-months ended December 31, 2004 from $882,000 for the nine-months ended December 31, 2003. The increase in the provision for income taxes in primarily due to a higher level of income before taxes of $2.9 million for the nine-months ended December 31, 2004, compared with income before taxes of $2.0 for the comparative 2003 period.

Liquidity and Capital Resources

     Liquidity. The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Association invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs. At December 31, 2004, cash and cash equivalents totaled $6.9 million. At December 31, 2004, the Association had commitments to funds loans of $1.7 million. At December 31, 2004, certificates of deposit represented 47.8% of total deposits. The Association expects to retain these deposit accounts. In addition, the Association could borrow up to $12.2 million from the Federal Home Loan Bank of New York without providing additional collateral. The Association considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

     Capital Resources. The Association is subject to various regulatory capital requirements administered by federal regulatory agencies. The following table summarizes the Association’s regulatory capital requirements versus actual capital as of December 31, 2004:

	ACTUAL		REQUIRED		EXCESS
(Dollars in thousands)	AMOUNT	%	AMOUNT	%	AMOUNT	%
Core capital
(to adjusted total assets)	$20.8	11.4%	$7.3	4.0%	$13.5	7.4%
Risk-based capital
To (risk-weighted assets)	$21.5	21.1%	$8.2	8.0%	$13.3	13.1%

Management of Market Risk

     General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing the risk consistent with the guidelines approved by the board of directors. S enior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management operating under a policy adopted by the board of directors, meets as needed to review our asset/liability policies and interest rate risk position. We have sought to manage our interest rate risk by more closely matching the maturities of our interest rate sensitive assets and liabilities. In particular, we offer one, three, and five year adjustable rate mortgage loans, a loan product that has a fixed rate of interest for seven years and which adjusts annually thereafter, and three and five year balloon loans. We also invest in mortgage-backed securities the majority of which reprice within one and three years. We do not solicit high-rate jumbo certificates of deposit or brokered funds.

     Net Portfolio Value. In past years, many savings associations have measured interest rate sensitivity by computing the “gap” between the assets and liabilities which are expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the Office of Thrift Supervision. However, the Office of Thrift Supervision now requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Consolidated Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensiti vity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments.

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

     The table below sets forth, as of September 30, 2004, the latest date for which the Office of Thrift Supervision has provided to Atlantic Liberty Savings, F.A. an interest rate sensitivity report of net portfolio value, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

				Net Portfolio Value as a % of Present
				Value of
Net Portfolio Value				Assets/Liabilities

Change in Interest Rates	Estimated	Amount of
(basis points)	NPV	Change	Percent	NPV Ratio	Change

(Dollars in Thousands)
+300	$22,116	$(7,594)	(26)%	12.34%	(324 basis points
+200	24,759	(4,951)	(17)	13.53	(206) basis points
+100	27,346	(2,364)	(8)	14.63	(95) basis points
0	29,710	-	-	15.58	- basis points
-100	31,336	1,626	+5	16.18	+59 basis points

     The table above indicates that at September 30, 2004 in the event of a 100 basis point decrease in interest rates, we would experience a 5% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 17% decrease in net portfolio value.

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecas t of the effect of changes in market interest rates on its net interest income and will differ from actual results.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2004, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

In accordance with the Share Repurchase Program approved by the Board of Directors in January, 2004, the Company has made share repurchases as summarized below:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Be Purchased Under Plan (1)

Total – March 31, 2004	19,400	$19.80	19,400	66,150
April 1 – April 30	-	-	-	-
May 1 – May 31	490	18.25	19,890	65,660
June 1– June 30	10,000	18.11	29,890	55,660
October 1- November 30	-	-	-	55,660
Dec. 1- Dec 31	4,826	21.64	34,716	50,834

Total Dec. 31, 2004	34,716	$19.87	34,716	50,834

(1) On January 26, 2004, the Company announced that the Board of Directors, at its January meeting, approved a share repurchase plan to acquire up to 85,550 shares of the Company’s common stock, which represents approximately 5% of the outstanding shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

At its January meeting, the Board of Directors of Atlantic Liberty Financial Corp. declared a quarterly cash dividend of $0.07 per share to be paid on February 7, 2005 to shareholders of record on January 26, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1

Exhibit 31.2

Exhibit 32 Sarbanes-Oxley Certifications pursuant to Section 906.

On October 5, 2004 we filed Form 8-K, which contained our press release announcing the settlement of litigation commenced in 1999.

On January 21, 2005 we filed Form 8-K, which contained our press release of earnings for the quarter and nine-months ended December 31, 2004.

SIGNATURES

Pursuant to the requirement of the securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Liberty Financial Corp.

Date: February 11, 2005	/s/ Barry M. Donohue
Barry M. Donohue President and Chief Executive Officer

Date: February 11, 2005	/s/ William M. Gilfillan
William M. Gilfillan Chief Financial Officer and Corporate Secretary