Form 10KSB
period 2005-03-31
ATLANTIC LIBERTY FINANCIAL CORP
filed 2005-06-28
CIK 1172095

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission File Number: 000-49967

Atlantic Liberty Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	16-1615014
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

186 Montague Street, Brooklyn, New York 11201	11201
(Address of Principal Executive Offices)	(Zip Code)

(718) 855-3555
(Registrant’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year............................. $11,286,000

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on June 10, 2005 ($24.25) was $31,425,599.

As of June 10, 2005, there were 1,682,147 shares issued and outstanding of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Proxy Statement for the 2005 Annual Meeting of Stockholders (Parts I and III).

2.	Annual Report to Shareholders for the fiscal year ended March 31, 2005 (Parts II and IV).

Transitional Small Business Disclosure Format: Yes [ ] No [X]

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

General

Atlantic Liberty Financial Corp. was incorporated in 2002 for the purpose of acting as the holding company parent of Atlantic Liberty Savings, F.A. following the completion of its mutual-to-stock conversion. At March 31, 2005, Atlantic Liberty Financial Corp. had consolidated assets of $184.0 million, deposits of $109.1 million and shareholders' equity of $27.8 million. Our executive office is located at 186 Montague Street, Brooklyn, New York 11201 and our telephone number is (718) 855-3555.

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

Market Area

We operate in an urban market area that has a stable population and household base. During the past 5 years, the population and number of households in Kings County increased by approximately 2%. In 2004 per capita income for Kings County was $24,772 and the median household income was $34,330. Our primary lending area is concentrated in the neighborhoods surrounding both of our office locations in Brooklyn, New York. One- to four-family residential real estate in our market area is characterized by a large number of attached and semi-detached houses, including a number of two-and three-family homes and cooperative apartments. Most of our deposit customers are residents of the greater New York metropolitan area. The economy of our market area is characterized by a large number of small retail establishments. Our customer base is comprised of middle-income households, and to a lesser extent low-to-moderate-income households. The median household income for

Brooklyn is below the national median household income, and the median household income for the State of New York. In addition, the unemployment rate in the market area served by us is higher than in the surrounding suburbs.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property, and cooperative apartments. In recent years, we have retained all loans that we originated. One- to four-family residential real estate mortgage loans represented $59.7 million, or 49.3% of our loan portfolio at March 31, 2005. We also offer multi-family and commercial real estate loans. Multi-family real estate loans totaled $27.7 million, or 22.9%, of the loan portfolio at March 31, 2005. Commercial real estate loans totaled approximately $32.7 million, or 27.0% of the loan portfolio at March 31, 2005. We also offer home equity loans to existing customers.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and net deferred fees.

	At March 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$59,718	49.3%	$62,500	54.9%	$62,500	67.2%
Multi-family	27,668	22.9	21,831	19.2	14,860	14.7
Commercial	32,667	27.0	28,791	25.3	17,818	17.6
Total real estate loans	120,053	99.2%	113,122	99.4%	$100,735	99.5%

Other Loans:
Home equity	1,012	0.8	722	0.6	533	0.5
Unsecured	34	—	6	—	22	—
Total other loans	1,046	—	728	0.6	555	0.5
Total loans	$121,099	100.0%	$113,850	100.0%	$101,290	100.0%

Less:
Net deferred fees	214		210		151
Allowance for loan losses	737		582		484
Total loans receivable, net	$120,148		$113,058		$100,655

Loan Maturity Schedule. The following table shows the remaining contractual maturity of our loans at March 31, 2005. The table does not include the effect of possible prepayments or due on sale clause payments.

	At March 31, 2005
	One- to four- family Amount	Multi-family	Commercial Real Estate	Home Equity and Unsecured	Total
	(In Thousands)
Amounts Due:
One year or less	$1,132	$6,344	$2,323	$34	$9,833

After one year:
More than one year to three years	1,133	1,061	2,872	9	5,075
More than three years to five years	2,074	1,742	225	106	4,147
More than five years to 10 years	13,072	11,824	26,748	799	52,443
More than 10 years to 20 years	12,915	6,697	499	98	20,209
More than 20 years	29,392	—	—	—	29,392

Total due after one year	58,586	21,324	30,344	1,012	111,266

Total due	$59,718	$27,668	$32,667	$1,046	$121,099
Less:
Deferred loan fees					214
Allowance for loan losses					737

Loans receivable, net					$120,148

The total amount of loans due after March 31, 2005 which have fixed interest rates is $35.5 million, and the total amount of loans due after such dates which have floating or adjustable interest rates is $85.6 million.

One- to Four-family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in our lending area. At March 31, 2005, approximately $59.7 million, or 49.3% of our loan portfolio, consisted of one- to four-family residential loans. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan to value ratio in excess of 90%. Generally, fixed-rate loans are originated for terms of up to 15 years. We do not sell the loans that we originate.

We also offer adjustable-rate mortgage loans with one, three, and five year adjustment periods based on changes in a designated treasury index. We also offer a loan product with a fixed rate of interest for seven years, which adjusts annually thereafter. Notwithstanding the low interest rate environment during the past two years, most of our new loan originations have had adjustable interest rates. During fiscal 2005, we originated $9.6 million in adjustable rate one- to four-family residential loans and $2.9 million in fixed rate one- to four-family residential loans. In an effort to increase our origination of adjustable rate loans, we price our adjustable rate mortgages more aggressively as compared to our fixed rate loans. A substantial portion of our adjustable rate mortgage loans provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 500 basis points. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At March 31, 2005, 69% of our one- to four-family residential loans had adjustable rates of interest.

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

Multi-Family Real Estate Loans. Loans secured by multi-family real estate totaled approximately $27.7 million, or 22.9% of the total loan portfolio at March 31, 2005. Multi-family real estate loans generally are secured by rental properties (including walk-up apartments). Substantially all multi-family real estate loans are secured by properties located within our lending area. At March 31, 2005, we had 58 multi-family loans with an average principal balance of $477,000, and the largest multi-family real estate loan had a principal balance of $1.8 million. Multi-family real estate loans generally are offered with adjustable interest rates. Multi-family loans are originated for terms of up to 10 years with a fixed rate of interest for the initial five year period and with a five year renewal option. At the time of renewal, the loan’s interest rate will adjust to the five year Treasury Note rate plus a minimum of 250 basis points. Multi-family real estate loans have terms ranging from 5 to 20 years, and may amortize over a period of up to 25 years.

We consider a number of factors in originating multi-family real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 125% of the monthly debt service and the ratio of the loan amount to the appraised value of the mortgaged property. Multi-family real estate loans are originated in amounts up to 70% of the appraised value of the mortgaged property securing the loan. All multi-family loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from multi-family real estate borrowers. During fiscal 2005 we purchased participation interests totaling $6.0 million which were secured by multi-family properties. Such participation interests are purchased once management has concluded that the underlying loan satisfies our underwriting criteria.

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

Commercial Real Estate Loans. At March 31, 2005, $32.7 million, or 27.0% of the total loan portfolio consisted of commercial real estate loans. Commercial real estate loans are secured by office buildings, private schools, religious facilities, restaurants, mixed use properties and other commercial properties. We generally originate adjustable rate commercial real estate loans with maximum terms of up to 10 years. The maximum loan-to-value ratio of commercial real estate loans is 70%. At March 31, 2005, we had 66 commercial real estate loans with an average outstanding balance of $495,000. At March 31, 2005, our largest commercial real estate loan had a principal balance of $2.0 million and was secured by a shopping mall.

In underwriting commercial real estate loans, we consider and evaluate the same criteria as in underwriting multi-family real estate loans. During fiscal 2005 we purchased participation interests totaling $4.4 million which were secured by commercial real estate properties. Personal guarantees are generally obtained from commercial real estate borrowers.

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

The following table shows our loan origination and repayment activities for the periods indicated. During fiscal 2005, we purchased $11.5 million of mortgages from other financial institutions, $4.4 million of which were commercial loans, $6.0 million were multi-family loans and $1.1 million were one-to four-family. We did not sell any loans during the periods indicated.

	Years Ended March 31,
	2005	2004	2003
	(In Thousands)
Loans receivable, net, at beginning of period	$113,058	$100,655	$92,856

Originations by type:
Real estate — one- to four-family	10,099	15,896	14,525
— multi-family	4,075	6,090	4,696
— commercial	6,479	10,672	6,722
Other — home equity and unsecured	674	452	437
Total loans originated	21,327	33,110	26,380

Loan purchases	11,545	8,358	2,825
Principal repayments	(25,625)	(28,905)	(21,309)
Provision and recovery for loan losses	(155)	(98)	(49)
Amortization	(2)	(62)	(48)
Net increase	7,090	12,403	7,799
Loans receivable, net, at end of period	$120,148	$113,058	$100,655

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

Mortgage loans are reviewed on a regular basis, and such loans are placed on non-accrual status when they are specifically determined to be impaired or when they become 90 days delinquent. When loans are placed on a non-accrual status, unpaid accrued interest is fully reserved, and further income is recognized only to the extent received. At March 31, 2005, $88,000 or 0.07% of our total loans were non-performing loans. We had no accruing loans delinquent more than 90 days as of March 31, 2005, 2004 or 2003.

Non-performing Assets. The table below sets forth the amounts and categories of our non-performing assets as of March 31, 2005, 2004 and 2003. Delinquent loans that are 90 days or more past due are considered non-performing assets. During the periods presented, we did not have any troubled debt restructurings.

	At March 31,
	2005	2004	2003
	(Dollars in Thousands)
Non-performing loans:
One- to four-family	$79	$79	$127
Multi-family	—	—	—
Commercial real estate	9	17	—
Unsecured	—	—	—
Total non-performing loans	88	96	127
Other real estate (1)	78	78	78
Total non-performing assets	$166	$174	$205

Total non-performing assets as a percentage of total assets	0.09%	0.11%	0.15%

Allowance for loan losses as a percentage of non-performing loans	837.50%	606.25%	381.10%
Allowance for loan losses as a percentage of gross loans receivable	0.61%	0.51%	0.48%

______________

(1)	Represents a $78,000 investment in real estate.

For the year ended March 31, 2005, gross interest income which would have been recorded had our non-accruing loans been current in accordance with their original terms amounted to $3,000. Interest income recognized on such loans for the year ended March 31, 2005 was $900.

Delinquent Loans. The following table sets forth our loan delinquencies by type of loan, by amount and by percentage of type at March 31, 2005.

	Loans Delinquent For:
	60-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
One- to four-family	1	$18	0.03%	1	$79	0.13%	2	$97	–0.16%
Multi-family	—	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—	—
Home equity and unsecured	—	—	—	1	9	0.86	1	9	0.86
Total	1	$18		2	$88	—	3	$106	—
Delinquent loans to total loans									0.09%

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

On the basis of management’s review of its assets, at March 31, 2005 we had classified $229,000 of our assets as substandard which consisted of 2 non-accruing loans totaling $88,000 secured by a one- to four-family property and 1 loan secured by a commercial property of $141,000. There were no loans classified as doubtful at either March 31, 2005 or March 31, 2004. There were no loans classified as loss at either March 31, 2005 or March 31, 2004.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses which are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the risks inherent in its loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. We utilize a two-tier approach: (1) identification of impaired loans and establishment of specific loss allowances on such loans; and (2) establishment of general valuation allowances on the remainder of our loan portfolio. We maintain a loan review system, which allows for a periodic review of our loan portfolio and the early identification of potential impaired loans. Such system takes into consideration, among other things, delinquency status, size of loans, type and market value of collateral and financial condition of the borrowers. Specific loan loss allowances are established for identified losses based on a review of such information. A loan evaluated for impairment is considered to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated independently. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. General loan loss allowances are based upon a combination of factors including, but not limited to, actual loan loss experience, composition of the loan portfolio, current economic conditions, management’s judgment and losses which are probable and reasonably estimable. The allowance is increased through provisions charged against current earnings and recoveries of previously charged-off loans. Loans which are determined to be uncollectible are charged against the allowance. While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans are applied first to accrued interest receivable and then to principal. The allowance for loan losses as of March 31, 2005 was maintained at a level that represents management’s best estimate of losses in the loan portfolio, and such losses were both probable and reasonably estimable.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table analyzes changes in the allowance for the periods presented.

	For the Years Ended March 31,
	2005	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$582	$484	$435

Charge-offs:
One- to four-family	—	—	—
Multi-family	—	—	—
Commercial real estate	—	—	—
Home equity	—	—	—
Unsecured	—	—	—
Total	—	—	—

Recoveries:
One- to four-family	—	98	9
Multi-family	—	—	—
Commercial real estate	—	—	—
Home equity	—	—	—
Unsecured	30	—	—
Total	30	98	9

Net charge-offs(recoveries)	(30)	(98)	(9)
Provisions charged to operations (recovery credited to operations)	125	—	40
Balance at end of period	$737	$582	$484

Ratio of (recoveries) net charge-offs during the period to average loans outstanding during the period	(0.03)%	(0.09)%	(0.01)%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At March 31,
	2005			2004			2003
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
One- to four-family	$76	$59,718	49.3%	$83	$62,500	54.9%	$100	$68,057	67.2%
Multi-family	138	27,668	22.9	108	21,831	19.2	74	14,860	14.7
Commercial real estate	435	32,667	27.0	366	28,791	25.3	223	17,818	17.6
Home equity	4	1,012	0.8	5	722	0.6	7	533	0.5
Unsecured	—	34	—	—	6	—	—	22	—
Unallocated	84	—	—	20	—	—	80	—	—
Total	$737	$121,099	100.0%	$582	$113,850	100.0%	$484	$101,290	100.0%

Each quarter, management evaluates the total balance of the allowance for loan losses based on several factors that are not loan specific, but are reflective of the inherent losses in the loan portfolio. This process includes, but is not limited to, a periodic review of loan collectibility in light of historical experience, the nature and volume of loan activity, conditions that may affect the ability of the borrower to repay, underlying value of collateral, if applicable, and economic conditions in our immediate market area. First, we group loans by delinquency status. All loans 90 days or more delinquent are evaluated individually, based primarily on the value of the collateral securing the loan. Specific loss allowances are established as required by this analysis. All loans for which a specific loss allowance has not been assigned are segregated by type and delinquency status and a loss allowance is established by using loss experience data and management’s judgment concerning other matters it considers significant. The allowance is allocated to each category of loan based on the results of the above analysis. Small differences between the allocated balances and recorded allowance are reflected as unallocated to absorb losses resulting from the inherent imprecision involved in the loss analysis process.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

Investments

Our investment portfolio at March 31, 2005 consisted of investments of $2.3 million in corporate obligations and notes of U.S. Government agencies and U.S. Government sponsored enterprises classified as available for sale, and $4.0 million in corporate obligations and notes of U.S. Government agencies and U.S. Government sponsored enterprises classified as held to maturity. We also had an investment of $2.2 million in Federal Home Loan Bank stock which has no stated maturity and we had $5.1 million in interest-earning deposits with other financial institutions which are payable on demand. Our investment policy objectives are to maintain liquidity within the guidelines established by the board of directors.

We also invest in mortgage-backed securities, substantially all of which are classified as held to maturity. Our mortgage-backed securities are principally adjustable rate instruments that reprice at one to seven year intervals. At March 31, 2005, mortgage-backed securities totaled $42.7 million, or 23.2% of total assets.

The following table sets forth the carrying value and composition of our investment portfolio at the dates indicated.

	At March 31, 2005		At March 31, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
U.S. Government or government-sponsored agencies:
Due after nine years	$2,000	$1,985	$2,000	$2,043
Corporate bonds:
Due after ten years	300	274	300	289
Total	$2,300	$2,259	$2,300	$2,332

Held to maturity:
Corporate bonds:
Due after one year through five years	$1,008	$1,020	$1,016	$1,019
U.S. Government or government-sponsored agencies:
Due after nine years	3,000	2,980	1,000	1,085
Total	$4,008	$4,000	$2,016	$2,104

The following table sets forth the composition of our mortgage-backed securities at the dates indicated.

	At March 31, 2005		At March 31, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Available for sale:
Freddie Mac:
Due after ten years	$693	$681	$1,097	$1,088

Held to maturity:
Ginnie Mae	1,909	1,904	2,737	2,741
Freddie Mac	1,758	1,769	2,783	2,816
Fannie Mae	38,270	37,818	25,111	25,742
Collateralized Mortgage Obligations:
Freddie Mac:	$41	$40	$60	$60
Total	$41,978	$41,531	$30,691	$31,359

Set forth below are the carrying value and estimated fair value of mortgage-backed securities at March 31, 2005 by contractual maturity.

	Carrying Value	Estimated Fair Value
	(In Thousands)
Due after one year through five years	$2	$2
Due after five years through ten years	36	36
Due after ten years	41,940	41,493

Total	$41,978	$41,531

Sources of Funds

General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. In addition to deposits, funds are derived from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the Federal Home Loan Bank of New York may be used in the short-term to compensate for reductions in deposits and to fund loan growth. Advances from the FHLB were also used to fund leveraged growth transactions executed during the years ended March 31, 2005 and March 31, 2004.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. In recent years, we have become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Deposits are priced to reflect our interest rate risk management and profitability objectives. Based on experience, management believes that passbook accounts and money market accounts are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates paid on these deposits, have been and will continue to be significantly affected by market conditions. At March 31, 2005, $52.9 million, or 48.5% of our deposit accounts were certificates of deposit, of which $28.9 million have maturities of one year or less. A significant portion of the certificates of deposit consist of accounts that were opened at the direction of the county or surrogate court for the benefit of minors or others who are deemed to be incompetent to handle their affairs. At March 31, 2005, $20.0 million of the certificates of deposit consisted of such court-directed deposits. Court-directed deposits must remain deposited at Atlantic Liberty Savings, F.A. until the intended beneficiary attains his or her majority or is deemed competent to handle his or her own affairs.

Deposit Accounts. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered as of the dates indicated.

	At March 31,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Transactions and Savings Deposits:
Demand:
Non-interest-bearing	$1,981	1.8%	$2,434	2.2%
Interest-bearing	9,507	8.7	6,350	5.9
Regular Savings	22,201	20.3	21,896	20.3
Money Market Accounts	22,555	20.7	21,265	19.7

Total Non-Certificates	$56,244	51.5%	$51,945	48.1%

Certificates:

0.00 – 1.99%	$24,762	22.7%	$35,476	32.9%
2.00 – 3.99%	23,869	21.9	13,555	12.9
4.00 – 5.99%	4,228	3.9	6,785	6.3
6.00 – 7.99%	—	—	100	0.1
8.00 – 9.99%	—	—	—	—

Total Certificates	52,859	48.5	55,916	51.9
Total Deposits	$109,103	100.0%	$107,861	100.0%

Time Deposit Maturity Schedule. The following table presents, by rate category, the remaining period to maturity of time deposit accounts outstanding as of March 31, 2005.

	0.00-1.99%	2.00%-3.99%	4.00%-5.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
June 30, 2005	$12,451	$202	$422	$13,075	24.7%
September 30, 2005	6,625	1,019	185	7,829	14.8
December 31, 2005	2,852	97	79	3,028	5.7
March 31, 2006	1,858	2,522	608	4,988	9.4
June 30, 2006	387	3,618	1,308	5,313	10.1
September 30, 2006	254	2,230	826	3,310	6.3
December 31, 2006	210	1,124	—	1,334	2.5
March 31, 2007	101	1,491	—	1,592	3.0
June 30, 2007	—	1,234	165	1,399	2.6
September 30, 2007	—	1,260	—	1,260	2.4
December 31, 2007	1	823	—	824	1.6
March 31, 2008	12	1,035	—	1,047	2.0
Thereafter	12	7,213	635	7,860	14.9%

Total	$24,763	$23,868	$4,228	$52,859	100%
Percent of total	46.8%	45.2%	8.0%	100.0%

Deposit Activity. The following table sets forth the deposit activities for the periods indicated.

	Years Ended March 31,
	2005	2004
	(Dollars in Thousands)
Opening balance	$107,861	$107,515
Deposits	157,256	144,416
Withdrawals	(157,680)	(145,810)
Interest credited	1,666	1,740
Ending balance	$109,103	$107,861
Net increase/(decrease)	$1,242	$346
Percent increase/(decrease)	1.15%	0.32%

Certificates of Deposit. The following table indicates the amount of our certificates of deposit by time remaining until maturity as of March 31, 2005.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)
Certificates of deposit less than $100,000	$7,968	$5,239	$6,770	$20,949	$40,926
Certificates of deposit of $100,000 or more	5,107	2,590	1,246	2,990	11,933
Total certificates of deposit	$13,075	$7,829	$8,016	$23,939	$52,859

Borrowings. We may obtain advances from the Federal Home Loan Bank of New York upon the security of the common stock we own in the Federal Home Loan Bank and our qualifying residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending and other investment activities. During the year ended March 31, 2005, we borrowed $20.0 million, which we used to fund the purchase of mortgage-backed securities in a leveraged transaction which resulted in a positive interest rate spread.

The following tables sets forth the maturity, interest rate and balances of advances from the Federal Home Loan Bank of New York at March 31, 2005 and 2004. The average balance of our Federal Home Loan Bank advances during the years ended March 31, 2005 and 2004 was $42.7 million and $14.1 million, respectfully.

		March 31,
Maturity	Interest Rate	2005		2004
August 23, 2004	1.50%	$		$4,000,000
August 30, 2004	4.63			600,000
November 19, 2004	1.48			2,000,000
April 21, 2005	1.69		3,000,000
April 26, 2005	1.71		3,000,000
July 27, 2005	2.63		2,000,000
August 22, 2005	2.31		4,000,000	4,000,000
August 23, 2005	2.43		2,000,000
August 30, 2005	4.94		300,000	300,000
November 21, 2005	2.21		2,000,000	2,000,000
April 21, 2006	2.43		3,000,000
April 26, 2006	2.45		3,000,000
August 7, 2006	3.14		1,750,000
August 21, 2006	3.02		4,000,000	4,000,000
August 30, 2006	5.16		300,000	300,000
April 23, 2007	3.05		3,000,000
April 26, 2007	3.07		3,000,000
August 21, 2007	3.59		6,000,000	6,000,000
August 23, 2007	3.42		1,000,000
April 21, 2008	3.55		1,000,000
April 28, 2008	3.57		1,000,000
			$43,350,000	$23,200,000
Weighted average rate			2.76%	2.67%

Service Corporation Subsidiary

We do not have any subsidiary corporations.

Legal Proceedings

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At March 31, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Personnel

As of March 31, 2005, we had 21 full-time employees and seven part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Atlantic Liberty Savings, F.A. was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. Atlantic Liberty Savings, F.A. was required to use the specific charge off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve). Atlantic Liberty Savings, F.A. had no reserves subject to recapture.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should Atlantic Liberty Savings, F.A. fail to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules.

At March 31, 2005, our total federal pre-1988 base year reserve was approximately $1.3 million. However, under current law, pre-1988 base year reserves remain subject to recapture should Atlantic Liberty Savings, F.A. make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At March 31, 2005, Atlantic Liberty Savings, F.A. had no net operating loss carryforwards for federal income tax purposes.

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

SUPERVISION AND REGULATION

General

Atlantic Liberty Savings, F.A. is examined and supervised by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Atlantic Liberty Savings, F.A. also is a member of and owns stock in the Federal Home Loan Bank of New York, which is one of the twelve regional banks in the Federal Home Loan Bank System. Atlantic Liberty Savings, F.A. also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The Office of Thrift Supervision examines Atlantic Liberty Savings, F.A. and prepares reports for the consideration of its board of directors on any operating deficiencies. Atlantic Liberty Savings, F.A.’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Atlantic Liberty Savings, F.A.’s mortgage documents.

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

At March 31, 2005, Atlantic Liberty Savings, F.A.’s capital exceeded all applicable requirements.

Loans-to-One Borrower. A federal savings association generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of March 31, 2005, Atlantic Liberty Savings, F.A. was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. At March 31, 2005, Atlantic Liberty Savings, F.A. maintained approximately 93% of its portfolio assets in qualified thrift investments.

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

Atlantic Liberty Savings, F.A.’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Atlantic Liberty Savings, F.A.’s capital. In addition, extensions of credit in excess of certain limits must be approved by Atlantic Liberty Savings, F.A.’s board of directors.

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

At March 31, 2005, Atlantic Liberty Savings, F.A. met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts in Atlantic Liberty Savings, F.A. are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor. Atlantic Liberty Savings, F.A.’s deposits therefore are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates as necessary to maintain the required ratio of reserves to insured deposits of 1.25%. In addition, all Federal Deposit Insurance Corporation-insured institutions must pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately .02% of insured deposits to fund interest payments on bonds maturing in 2017 issued by a federal agency to recapitalize the predecessor to the Savings Association Insurance Fund.

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

Federal Home Loan Bank System. Atlantic Liberty Savings, F.A. is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of New York, Atlantic Liberty Savings, F.A. is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of March 31, 2005, Atlantic Liberty Savings, F.A. was in compliance with this requirement.

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

Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

•	All financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	The Secretary of the Department of Treasury is authorized, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened. On July 23, 2002, the Office of Thrift Supervision and the other federal bank regulators jointly issued proposed rules to implement these standards. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers.

•	All financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

•	Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

•	Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

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

Although we have incurred additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Executive Officers of the Company

Listed below is information, as of March 31, 2005, concerning the Company’s executive officers. There are no arrangements or understandings between the Company and any of the persons named below with respect to which he was or is to be selected as an officer.

Name	Age	Position and Term
Barry M. Donohue	64	President and Chief Executive Officer

William M. Gilfillan	60	Executive Vice President, Chief Financial Officer, Accounting Officer and Corporate Secretary

Availability of Annual Report on Form 10-KSB

Our Annual Report on Form 10-KSB may be accessed on our website at www.atlanticlibertysavings.com.

ITEM 2.  PROPERTIES

        The following table provides certain information with respect to our offices as of March 31, 2005:

Location	Leased or Owned	Year Acquired	Net Book Value of Real Property
Main Office 186 Montague Street Brooklyn, NY 11201	Owned	1983	$1,067,678
Branch Office 1402 Avenue J Brooklyn, NY 11230	Owned	1978	$422,958

The net book value of our premises, land and equipment was approximately $1.7 million at March 31, 2005.

ITEM 3.  LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of our business. At March 31, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     (a) The Company's Common Stock is quoted on the Nasdaq National Market under the symbol “ALFC.•

     The following table sets forth the range of the high and low bid prices of the Company’s Common Stock for the prior two fiscal years and is based upon information provided by Nasdaq.

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended (1)
June 30, 2003	$19.60	$14.98	$0.05
September 30, 2003	20.40	17.95	0.05
December 31, 2003	20.47	18.08	0.05
March 31, 2004	20.34	18.55	0.06
June 30, 2004	19.34	16.76	0.06
September 30, 2004	19.62	17.17	0.07
December 31, 2004	24.00	17.91	0.07
March 31, 2005	25.22	22.50	0.07

_________________________

(1)	The Company’s common stock began trading on October 23, 2002.

(b)	As of March 31, 2005, the Company had 289 stockholders of record.

(c)	None.

(d)	Issuer Purchases of Equity Securities:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Be Purchased Under Plan
January – March 2004	19,400	$19.80	19,400	66,150
April – June 2004	10,490	18.12	29,890	55,660
July – September 2004	—	—	—	55,660
October – December 2004	4,826	21.64	34,716	50,834
January – March 2005	12,875	23.32	47,591	37,959
Total	47,591	21.46	47,591	37,959

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 8B.  OTHER INFORMATION

None.

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

PART IV

ITEM 13.  EXHIBITS

The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

(a)(1) Financial Statements

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Financial Condition at March 31, 2005 and 2004

•	Consolidated Statements of Income for the Years Ended March 31, 2005 and 2004

•	Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2005 and 2004

•	Consolidated Statements of Cash Flows for the Years Ended Years Ended March 31, 2005 and 2004

•	Notes to Consolidated Financial Statements.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3) Exhibits

13	Annual Report to Shareholders

14	Code of Ethics*

21	Subsidiaries of the Registrant

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________

*	(Previously filed under cover of Form 10-KSB for the fiscal year ended March 31, 2004)

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

Atlantic Liberty Financial Corp.

Date: June 28, 2005	By: /s/ Barry M. Donohue Barry M. Donohue, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Barry M. Donohue Barry M. Donohue, President, Chief Executive Officer and Director (Principal Executive Officer) Date: June 28, 2005	By: /s/ Richard T. Arkwright Richard T. Arkwright Chairman of the Board Date: June 28, 2005

By: /s/ William M. Gilfillan William M. Gilfillan Chief Financial Officer (Principal Financial and Accounting Officer) Date: June 28, 2005	By: /s/ Hon. Guy J. Mangano Hon. Guy J. Mangano Director Date: June 28, 2005

By: /s/ George M. Spanakos George M. Spanakos Director Date: June 28, 2005	By: /s/ Thomas M. DeMartino Thomas M. DeMartino Director Date: June 28, 2005