Form 10KSB/A
period 2005-03-31
ATLANTIC LIBERTY FINANCIAL CORP
filed 2005-07-14
CIK 1172095

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended March 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________


                        Commission File Number: 000-49967

                        Atlantic Liberty Financial Corp.
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                          16-1615014
---------------------------------                 -------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)


186 Montague Street, Brooklyn, New York                        11201
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

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

YES      X        NO  ______
     ---------              -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

 State issuer's revenues for its most recent fiscal year........... $11,286,000

     The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on June 10, 2005 ($24.25) was $31,425,599.

     As of June 10, 2005, there were 1,682,147 shares issued and outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Proxy  Statement for the 2005 Annual Meeting of  Stockholders  (Parts I and
     III).

2. Annual Report to Shareholders for the fiscal year ended March 31, 2005 (Parts II and IV).

         Transitional Small Business Disclosure Format:  YES        NO  X
                                                             ----      ----

                                     PART IV

ITEM 13. EXHIBITS

     The exhibits and financial statement schedules filed as a part of this Form 10-KSB are as follows:

         (a)(1)   Financial Statements

          o    Report of Independent Registered Public Accounting Firm
          o Consolidated Statements of Financial Condition at March 31, 2005 and 2004
          o Consolidated Statements of Income forthe Years Ended March 31, 2005 and 2004
          o Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2005 and 2004
          o Consolidated Statements of Cash Flows for the Years Ended Years Ended March 31, 2005 and 2004
          o    Notes to Consolidated Financial Statements.

         (a)(2)  Financial Statement Schedules

          No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

         (a)(3)  Exhibits

               13   Annual Report to Shareholders
               14   Code of Ethics*
               21   Subsidiaries of the Registrant
               23   Consent of Expert
               31.1 Certification  pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002
               31.2 Certification  pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002
               32.1 Certification of Chief Executive Officer and Chief Financial
                    Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002
                  --------------------
               *    (Previously  filed under cover of Form 10-KSB for the fiscal year ended March 31, 2004)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Atlantic Liberty Financial Corp.



Date: July 14, 2005               By: /s/ Barry M. Donohue
                                      --------------------------------------
                                      Barry M. Donohue, President and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ Barry M. Donohue                        By: /s/ Richard T. Arkwright
  ---------------------------------                -----------------------------
     Barry M. Donohue, President, Chief                Richard T. Arkwright
       Executive Officer and Director                  Chairman of the Board
     (Principal Executive Officer)

Date: July 14, 2005                             Date: July 14, 2005


By:/s/ William M. Gilfillan                    By: /s/ Hon. Guy J. Mangano
   ----------------------------------              -----------------------------
     William M. Gilfillan Chief Financial Officer      Hon. Guy J. Mangano
      (Principal Financial and Accounting Officer)     Director


Date: July 14, 2005                            Date: July 14, 2005



By:/s/ George M. Spanakos                      By: /s/ Thomas M. DeMartino
   -----------------------------------             -----------------------------
     George M. Spanakos                                 Thomas M. DeMartino
     Director                                           Director


Date: July 14, 2005                            Date: July 14, 2005

                                   EXHIBIT 23

                                CONSENT OF EXPERT

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Atlantic Liberty Financial Corp.


We consent to the incorporation by reference of our report, dated May 13, 2005, with respect to the March 31 2005, consolidated financial statements of Atlantic Liberty Financial Corp. included in the annual report on Form 10-KSB, in this Registration Statement (No. 333-110768) on Form S-8.



                                                /s/ Beard Miller Company, LLP
                                                    Beard Miller Company, LLP



Pine Brook, New Jersey
June 28, 2005

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Barry M. Donohue, President and Chief Executive Officer, certify that:


1. I have reviewed this Annual Report on Form 10-KSB of Atlantic Liberty Financial Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting:


July 14, 2005                              /s/ Barry M. Donohue
Date                                       ------------------------------------
                                           Barry M. Donohue
                                           President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, William M. Gilfillan, Chief Financial Officer, certify that:


1. I have reviewed this Annual Report on Form 10-KSB of Atlantic Liberty Financial Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:


     a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting:



July 14, 2005                          /s/ William M. Gilfillan
Date                                   ----------------------------------------
                                       William M. Gilfillan
                                       Chief Financial Officer

                                                                   Exhibit 32.1

                            Certification pursuant to
                             18 U.S.C. Section 1350,
                             as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002


Barry M. Donohue, President and Chief Executive Officer and William M. Gilfillan, Chief Financial Officer of Atlantic Liberty Financial Corp. (the "Company") each certify in their capacity as officers of the Company that they have reviewed the annual report of the Company on Form 10-KSB for the fiscal ended March 31, 2005 and that to the best of their knowledge:

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

A signed original of this written statement required by Section 906 has been provided to Atlantic Liberty Financial Corp. and will be retained by Atlantic Liberty Financial Corp. and furnished to the Securities and Exchange Commission or its staff upon request.

July 14, 2005                              /s/ Barry M. Donohue
Date                                        ------------------------------------
                                           Barry M. Donohue
                                           President and Chief Executive Officer


July 14, 2005                              /s/ William M. Gilfillan
Date                                       ------------------------------------
                                           William M. Gilfillan
                                           Chief Financial Officer