Form 10QSB
period 2005-06-30
ATLANTIC LIBERTY FINANCIAL CORP
filed 2005-08-04
CIK 1172095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

As of June 30, 2005, the Registrant had outstanding 1,682,147 shares of common stock.

Transitional Small Business Disclosure format	Yes ☒	No [ ]

ATLANTIC LIBERTY FINANCIAL CORP.

Form 10-QSB Quarterly Report

ITEM 1. FINANCIAL STATEMENTS

Atlantic Liberty Financial Corp.
Consolidated Statements of Financial Condition
(in thousands of dollars)
(unaudited)

	At June 30, 2005	At March 31, 2005
ASSETS
Cash and cash equivalents
Cash and amounts due from depository Institutions	$ 1,801	$ 1,261
Interest earning deposits	5,769	5,103
Total cash and cash equivalents	7,570	6,364

Securities available for sale	1,925	2,940
Investment securities held to maturity	2,006	4,008
Mortgage-backed securities held to maturity	39,547	41,977
Loans receivable	124,369	120,148
Investment in real estate	78	78
Premises and equipment	1,622	1,652
Federal Home Loan Bank of New York Stock	2,143	2,168
Interest receivable	793	864
Deferred income tax	550	381
Other assets	3,352	3,394
Total Assets	$ 183,955	$ 183,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$ 108,477	$ 109,103
Federal Home Loan Bank of New York advances	42,850	43,350
Advance payments by borrowers for taxes and insurance	1,339	1,062
Other liabilities	2,971	2,632
Total Liabilities	155,637	156,147
Commitments & Contingencies	—	—
Stockholders' equity
Preferred Stock $.10 par value, 500,000 shares authorized	—	—
Common Stock $.10 par value, 6,000,000 shares authorized
1,710,984 Shares Issued — shares outstanding — 1,682,147 (6/05); 1,683,224 (3/05)	171	171
Paid in Capital	16,627	16,495
Retained Earnings-substantially restricted	13,035	12,709
Unearned ESOP Shares	(890)	(924)
Accumulated other comprehensive income	(1)	(30)
Treasury stock, at cost; 28,837 shares (6/05); 27,760 shares (3/05)	(624)	(594)
Total Stockholders' Equity	28,318	27,827
Total Liabilities and Stockholders' Equity	$ 183,955	$ 183,974

See notes to consolidated financial statements.

Atlantic Liberty Financial Corp.
Statements of Income
(in thousands of dollars)
(unaudited)

	Three Months Ended June 30,
	2005	2004
Interest and dividend income
Loans	$ 1,988	$ 1,850
Mortgage backed securities held to maturity	420	446
Securities available for sale	36	41
Securities held to maturity	52	31
Other interest-earning assets	41	11
Total interest income	2,537	2,379
Interest expense
Deposits	450	413
Advances	315	249
Escrow	5	4
Total interest expense	770	666
Net interest income	1,767	1,713
Provision for loan losses	—	—
Net interest income after provision for loan losses	1,767	1,713
Non-interest income
Service fees	59	108
Miscellaneous	40	46
Total non-interest income	99	154
Non-interest expenses
Salaries and employee benefits	678	683
Directors Compensation	51	31
Net occupancy expenses	35	33
Equipment	103	101
Advertising	16	8
Federal Insurance Premium	4	4
Legal fees	18	126
Miscellaneous	196	193
Total non-interest expenses	1,101	1,179
Income before income taxes	765	688
Income tax expense	321	283
Net income	$ 444	$ 405
Earnings per share
Basic	$ 0.28	$ 0.26
Diluted	$ 0.27	$ 0.26
Weighted average shares	1,596,881	1,584,289
Fully diluted average shares	1,636,609	1,584,289

See notes to consolidated financial statements.

Atlantic Liberty Financial Corp.
Consolidated Statements of Changes in Stockholders Equity

	Common Stock	Additional Paid In Capital	Retained Earnings - Substantially Restricted	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance — March 31, 2005	$171	$16,495	$12,709	$(924)	$(30)	$(594)	$27,827
Net Income			444				444
Unrealized gain on securities available for sale					29		29
Comprehensive income							473
Cash dividends			(118)				(118)
ESOP shares committed to be released		67		34			101
Amortization of unearned MRP shares		79					79
Purchase of Treasury stock-at cost						(131)	(131)
Sale of Treasury stock		(14)				101	87
Balance — June 30, 2005	$171	$16,627	$13,035	$(890)	$ (1)	$(624)	$28,318

See notes to consolidated financial statements.

Atlantic Liberty Financial Corp.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

	Three Months Ended June 30,
Cash flows from operating activities	2005	2004
Net income	$ 444	$ 405
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of premises and equipment	43	42
Net accretion of premiums,
discounts and deferred loan fees	45	46
Provision for loan losses	12	29
Decrease (increase) in interest receivable	71	(80)
Deferred income taxes	(169)	(100)
Decrease in other assets	42	92
Increase (decrease) in other liabilities	339	(118)
Recognition and Retention Plan expense	79	79
ESOP compensation expense	79	63
Net cash provided by operating activities	985	458
Cash flows from investing activities:
Purchases of:
Mortgage-backed securities held to maturity	—	(20,043)
Proceeds of maturities,calls and principal repayments on:
Securities available for sale	1,050	155
Investment securities held to maturity	2,000	—
Mortgage-backed securities held to maturity	2,421	2,043
Net (increase) in loans receivable	(4,265)	(4,341)
Additions to premises and equipment	(13)	(46)
Purchase of Federal Home Loan Bank of New York Stock	—	(1,000)
Redemption of Federal Home Loan Bank of New York Stock	25	—
Net cash provided (used in) investing activities	1,218	(23,232)
Cash flows from financing activities:
Net (decrease) increase in deposits	(626)	2,222
Advances from Federal Home Loan Bank of New York	5,500	20,000
Repayment of advances from Federal Home Loan Bank of New York	(6,000)	—
Net increase in borrowers escrow for taxes and insurance	277	402
Cash dividends	(118)	(103)
Purchase of treasury stock	(131)	(190)
Treasury stock used for exercise of options	101	—
Net cash (used in) provided by financing activities	(997)	22,331
Net increase (decrease) in cash and cash equivalents	1,206	(443)
Cash and cash equivalents at beginning of period	6,364	3,560
Cash and cash equilvalents at end of period	7,570	3,117
Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits and borrowings	770	666
Income taxes	$ 449	$ 295

See notes to consolidated financial statements.

Atlantic Liberty Financial Corp.

Notes to Consolidated Financial Statements

June 30, 2005

(Unaudited)

Note 1 — Basis of Presentation

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

Interim statements are subject to possible adjustment in connection with the annual audit of the Company for the year ending March 31, 2006. In the opinion of management of the Company, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and consolidated results of operations for the periods presented.

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2 — Summary of Significant Accounting Policies

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

Note 3 — Employee Stock Ownership Plan

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

Note 4 — 2003 Incentive Stock Benefit Plan

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

Stock Awards

Stock Awards under the Stock Benefit Plan are granted in the form of Company common stock, which are held by a Plan trustee, and vest over a period of five years (20% annually from the date of grant). The Stock Awards become fully vested upon the death or disability of the holder. On December 8, 2003, the Company awarded 85,550 shares of its common stock. During the quarter ended June 30, 2005, 1,540 shares were forfeited. During the quarters ended June 30,

2005 and June 30, 2004, approximately $79,000 in expense related to the Stock Awards was recorded. The amount of expense recorded for the Stock Awards is based upon the number of shares awarded, the market price of the Company’s common stock at the grant date ($18.50 per share) and the period over which the Stock Awards are earned (60 months).

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

On December 8, 2003, options to purchase 171,098 shares of Company common stock were granted, which include non-incentive stock options to directors and incentive stock options to officers and employees. A summary of stock option activity for the quarter ended June 30, 2005 follows:

	Vested	Non-Vested	Total	Exercise Price
March 31, 2005	65,724	102,658	168,382	$ 18.50
Exercised	(4,688)	—	(4,688)	$ 18.50
Forfeited	(166)	(4,841)	(5,007)	$ 18.50
June 30, 2005	60,870	97,817	158,687	$ 18.50

The following summarizes non-incentive and incentive options included above.

	Non-Incentive	Incentive	Total	Exercise Price
Vested	18,480	42,390	60,870	$ 18.50
Non-vested	27,716	70,101	97,817	$ 18.50
June 30, 2005	46,196	112,491	158,687	$ 18.50

At June 30, 2005, 60,870 options were exercisable.

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

Weighted average grant-date fair value per share	$ 6.40
Expected common stock dividend yield	1.08%
Expected volatility	29.74%
Expected option life	7.0 ye	ars
Risk-free interest rate	3.81%

As a small business filer, the Company will implement SFAS No. 123(revised) in the last quarter of fiscal 2006 and accordingly, it will record stock option expense during that period.

Note 5 — Earnings Per Share

Amounts reported as basic earnings per share of common stock reflect earnings available to stockholders for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share, give effect to stock awards and option securities exercisable into common stock, which would have a dilutive effect.

Note 6 — Dividend Declaration

On July 20, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on August 12, 2005 to shareholders of record on August 1, 2005.

Note 7 — Share Repurchase Program

In January 2004, the Company’s Board of Directors approved a Stock Repurchase Program to acquire up to 85,550 shares of the company’s common stock, which represents approximately 5% of the outstanding common stock. At March 31, 2005, the Company has 27,760 treasury shares. During the quarter ended June 30, 2005, the company purchased an additional 5,765 shares at an average cost of $22.75 and used 4,688 of the treasury shares to cover the exercise of stock options. At June 30, 2005, the company had 28,837 treasury shares at an average cost of $21.65. At June 30, 2005, the company could purchase up to 32,194 additional shares under the stock repurchase program.

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

The following discussion compares the consolidated financial condition of Atlantic Liberty Financial Corp. at June 30, 2005 to the Company’s financial condition at March 31, 2005 and the consolidated results of operations for the three-month periods ended June 30, 2005 and June 30, 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Comparison of Financial Condition at June 30, 2005 and March 31, 2005

The Company’s assets totaled $183.9 million at both June 30, 2005 and March 31, 2005. During the quarter ended June 30, 2005, net loans receivable increased $4.3 million or 3.6% to $124.4 million from $120.1 million. The increase resulted principally from new multi-family mortgages of $3.7 million, $1.5 million of which were purchased from other financial institutions, as well as new originations of $3.4 million in one-to-four family mortgage loans. During the quarter ended June 30, 2005 mortgage-backed securities held to maturity decreased $2.5 million or 6.0% to $39.5 million from $42.0 million at March 31, 2005. Securities available for sale decreased $1.0 million or 34.5% during the quarter ended June 30, 2005 to $1.9 million from $2.9 million at March 31, 2005 and investment securities held to maturity decreased $2.0 million or 50% to $2.0 million from $4.0 million. Cash and cash equivalents increased $1.2 million or 18.8% to $7.6 million at June 30, 2005 from $6.4 million at March 31, 2005.

Total deposits at June 30, 2005 were $108.5 million a decrease of $600,000 or 0.6% from $109.1 million at March 31, 2005. Advances from the Federal Home Loan Bank of New York decreased $500,000 or 1.2% to $42.9 million at June 30, 2005 from $43.4 million at March 31, 2005. Stockholders’ equity increased $500,000 or 1.8% to $28.3 million at June 30, 2005 from $27.8 million at March 31, 2005 primarily the result of including net income for the quarter ended June 30, 2005.

Comparison of Results of Operations for the three-months ended June 30, 2005 and June 30, 2004.

General.   Net income for the three months ended June 30, 2005 was $444,000, an increase of $39,000 or 9.6% from $405,000 for the three months ended June 30, 2004. The increase in net income was primarily due to an increase of $54,000 in net interest income and a decrease of $78,000 in non-interest expense, partially offset by a decrease of $55,000 in non-interest income, and an increase of $38,000 in income tax expense.

Interest Income.  Interest income for the three-months ended June 30, 2005 increased $158,000 or 6.6% to $2.5 million from $2.4 million during the three-months ended June 30, 2004. The increase in interest income resulted primarily from increases of $138,000 in interest received on loans, $21,000 in interest received on securities held to maturity, and $30,000 in interest on other interest earning assets, partially offset by decreases of $26,000 in interest received on mortgaged backed securities held to maturity and $5,000 in interest received on securities available for sale.

Interest income from loans increased $138,000 or 7.5% to $2.0 million for the three months ended June 30, 2005 from $1.85 million for the three months ended June 30, 2004. The average balance of loans outstanding increased by $9.2 million or 8.1% to $123.1 million for the quarter ended June 30, 2004 from $113.9 million for the quarter ended June 30, 2004. The average yield on loans declined 4 basis points to 6.46% for the three months ended June 30, 2005 from 6.50% for the three months ended June 30, 2004.

Interest income on securities held to maturity increased $21,000 or 67.7% to $52,000 for the three-months ended June 30, 2005 from $31,000 for the three-months ended June 30, 2004. The increase was due to an increase of $1.7 million in the average balance of securities available for sale to $3.7 million for the three-months ended June 30, 2005 from $2.0 million in the comparable period in 2004, partially offset by a decrease in the average yield of 46 basis points to 5.69% from 6.15% for the respective periods.

Interest income on other interest earning assets increased $30,000 or 272.7% to $41,000 for the three-months ended June 30, 2005 from $11,000 for the same period in 2004. The increase was due to an increase of 268 basis points in the average yield, partially offset by a decrease in the average balance of other interest earning assets to $4.7 million from $5.0 million.

Interest income on mortgaged-backed securities held to maturity decreased $26,000 or 5.8% to $420,000 for the three months ended June 30, 2005 from $446,000 for the same period in 2004. The decrease was due to a decrease of $3.7 million or 8.3% in average mortgage-backed securities held to maturity to $41.0 million for the three-months ended June 30, 2005 from $44.7 million for the three-months ended June 30, 2004, partially offset by an increase in the average yield on mortgage-backed securities held to maturity of 12 basis points to 4.10% for the three-months ended June 30, 2005 from 3.98% for the three-months ended June 30, 2004.

Interest income on securities available for sale decreased $5,000 or 12.2% to $36,000 for the three-months ended June 30, 2005 from $41,000 for the three-months ended June 30, 2004. The decrease was primarily due to a decrease in the average balance of securities available for sale of $0.5 million or 15.2% to $2.8 million for the quarter ended June 30, 2005 from $3.3 million for the quarter ended June 30, 2004, partially offset by an increase in the average yield of 13 basis points to 5.12% from 4.99%.

Interest Expense.   Total interest expense increased by $104,000 or 15.6% to $770,000 for the three-months ended June 30, 2005 from $666,000 for the three months ended June 30, 2004. The increase in interest expense resulted primarily from a $4.9 million increase in the average balance of interest bearing liabilities to $150.8 million from $145.9 million as well as an increase in the average cost of interest bearing liabilities of 21 basis points to 2.04% from 1.83%.

Interest expense on deposits increased $37,000 or 9.0% to $450,000 for the three- months ended June 30, 2005 from $413,000 for the three-months ended June 30, 2004. Although the average balance of certificate of deposit accounts decreased $1.9 million from $55.2 million for the three months ended June 30, 2004 to $53.3 million for the three-months ended June 30, 2005, the average cost on such accounts increased from 2.17% to 2.42%. In addition, the average balance of transaction and savings deposits increased $2.0 million or 3.9% to $53.7 million for the three-months ended June 30, 2005 from $51.7 million for the three-months ended June 30, 2004 and the average cost of such accounts increased 7 basis points to 0.95% from 0.88%.

Interest expense on FHLB advances was $315,000 for the three-months ended June 30, 2005, an increase of $66,000 or 26.5% from the $249,000 recorded in the three-months ended June 30, 2004. Average FHLB advances increased to $42.7 million for the three-months ended June 30, 2005 from $38.0 million in the prior comparative period. The average cost of FHLB advances increased 33 basis points to 2.95% from 2.62%.

Net Interest Income.  Net interest income increased $54,000 or 3.2% to $1.8 million for the three-months ended June 30, 2005 from $1.7 million for the three months ended June 30, 2004. The increase in our net interest income for the three-months ended June 30, 2005 compared to the prior quarter is primarily attributable to a $6.2 million increase in average interest earning assets, partially offset by a 5 basis point decrease in our net interest spread to 3.75% from 3.80%. Our net interest margin for the quarter ended June 30, 2005 compared to the prior period decreased 2 basis points to 4.03% from 4.05%.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not make a provision for loan losses for the three months ended June 30, 2005 and the three-months ended June 30, 2004. During the quarter ended June 30, 2005, we recorded a $12,000 recovery of a previously charged-off loan.

We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $749,000 or 0.60% of loans outstanding at June 30, 2005, as compared with $611,000 or 0.52% of loans outstanding at June 30, 2004. The allowance for loan losses represented 880.1% of non-performing loans at June 30, 2005 and 651.5% of non-performing loans at June 30, 2004. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically will review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of June 30, 2005 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income decreased $55,000 or 35.7% to $99,000 for the three months ended June 30, 2005, as compared to $154,000 for the three-months ended June 30, 2004. The decrease was attributable to decreases of $29,000 in loan prepayment penalties and other miscellaneous mortgage fees, $9,000 in savings and checking account fees, $13,000 in net appraisal fees and $4,000 in other miscellaneous income.

Non-Interest Expense.  Non-interest expense for the three months ended June 30, 2005 was $1.1 million compared to $1.2 million for the three months ended June 30, 2004, a decrease of $78,000 or 6.6%. The decrease was primarily attributable to decreases of $108,000 in legal fees and $5,000 in salaries and employee benefits, partially offset by increases of $20,000 in directors’ compensation, $2,000 in net occupancy expense, $2,000 in equipment expense, $8,000 in advertising expense, and $3,000 in miscellaneous expense. Legal expense for the quarter ended June 30, 2004 included $96,000 of fees incurred in connection with the settlement of litigation in September, 2004.

Provision for Income taxes.  The provision for income taxes increased to $321,000 for the three-months ended June 30, 2005 from $283,000 for the three months ended June 30, 2004. The increase in the provision for income taxes is primarily due to a higher level of income before taxes of $765,000 for the three months ended June 30, 2005 compared with income before taxes of $688,000 for the comparative 2004 period.

Liquidity and Capital Resources

Liquidity.  The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Association invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs. At June 30, 2005, cash and cash equivalents totaled $7.6 million. At June 30, 2005, the Association had commitments to funds loans of $6.3 million. At June 30, 2005, certificates of deposit represented 49.1% of total deposits. The Association expects to retain these deposit accounts. In addition, the Association could borrow up to $12.3 million from the FHLB without providing additional collateral. The Association considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

Capital Resources.  The Association is subject to various regulatory capital requirements administered by federal regulatory agencies. The following table summarizes the Association’s regulatory capital requirements versus actual capital as of June 30, 2005:

(Dollars in thousands)	ACTUAL AMOUNT	%	REQUIRED AMOUNT	%	EXCESS AMOUNT	%
Core capital
(to adjusted total assets)	$ 21.7	11.9%	$ 7.3	4.0%	$ 14.4	7.9%
Risk-based capital
To (risk-weighted assets)	$ 22.3	21.5%	$ 8.3	8.0%	$ 14.0	13.5%

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

The table below sets forth, as of March 31, 2005, the latest date for which the Office of Thrift Supervision has provided to Atlantic Liberty Savings, F.A. an interest rate sensitivity report of net portfolio value, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

Net Portfolio Value				Net Portfolio Value as a % of Present Value of Assets/Liabilities
Change in Interest Rates (basis points)	Estimated NPV	Amount of Change	Percent	NPV Ratio	Change
	(Dollars in Thousands)
+300	$20,962	$(8,307)	(28)%	11.95%	(372)	basis points
+200	23,845	(5,423)	(19)%	13.31%	(237)	basis points
+100	26,647	(2,621)	(9)%	14.56%	(112)	basis points
0	29,269	—	—	15.68%	—	basis points
-100	31,338	2,069	+7%	16.50%	+82	basis points
-200	32,550	3,282	+11%	16.92%	+125	basis points

The table above indicates that at March 31, 2005 in the event of a 100 basis point decrease in interest rates, we would experience a 7% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 19% decrease in net portfolio value.

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

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At June 30, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 2.	EQUITY SECURITIES

In accordance with the Share Repurchase Program approved by the Board of Directors in January, 2004, the Company has made share repurchases as summarized below:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Be Purchased Under Plan(1)
Total — March 31, 2005	47,591	$ 21.46	47,591	37,959
April 1 — April 30	—	—	—	—
May 1 — May 31	2,705	22.17	50,296	35,254
June 1 — June 30	3,060	23.28	53,356	32,194
Total June 30, 2005	53,356	$ 21.65	53,356	32,194

__________

(1)  On January 26, 2004, the Company announced that the Board of Directors, at its January meeting, approved a share repurchase plan to acquire up to 85,550 shares of the Company’s common stock, which represents approximately 5% of the outstanding shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

At its July meeting, the Board of Directors of Atlantic Liberty Financial Corp. declared a quarterly cash dividend of $0.08 per share to be paid on August 12, 2005 to shareholders of record on August 1, 2005.

ITEM 6.	EXHIBITS

Exhibit 31.1 Exhibit 31.2 Exhibit 32 Sarbanes-Oxley Certifications pursuant to Section 906.

SIGNATURES

Pursuant to the requirement of the securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Liberty Financial Corp.

Date: August 4, 2005	/s/ Barry M. Donohue
Barry M. Donohue
President and Chief Executive Officer

Date: August 4, 2005	/s/ William M. Gilfillan
William M. Gilfillan
Chief Financial Officer and Corporate Secretary