Form 10QSB
period 2005-09-30
ATLANTIC LIBERTY FINANCIAL CORP
filed 2005-11-10
CIK 1172095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission file number 000-49967

Atlantic Liberty Financial Corp.

Delaware	16-1615014

186 Montague Street, Brooklyn, New York 12201

(718) 855-3555

Check whether the issuer: (1); filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.                                       Yes ☒       No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                                             Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

As of September 30, 2005, the Registrant had outstanding 1,682,347 shares of common stock.

Transitional Small Business Disclosure format                                Yes ☒       No ☐

ATLANTIC LIBERTY FINANCIAL CORP.

Form 10-QSB Quarterly Report

ITEM 1. FINANCIAL STATEMENTS

Atlantic Liberty Financial Corp.
Consolidated Statements of Financial Condition
(in thousands of dollars)
(unaudited)

	At September 30, 2005	At March 31, 2005
ASSETS
Cash and cash equivalents
Cash and amounts due from depository Institutions	$1,000	$1,261
Interest earning deposits	775	5,103

Total cash and cash equivalents	1,775	6,364

Securities available for sale	2,829	2,940
Investment securities held to maturity	3,004	4,008
Mortgage-backed securities held to maturity	37,216	41,977
Loans receivable	123,903	120,148
Investment in real estate	78	78
Premises and equipment	1,644	1,652
Federal Home Loan Bank of New York Stock	2,028	2,168
Interest receivable	753	864
Deferred income tax	575	381
Other assets	3,306	3,394

Total Assets	$177,111	$183,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$104,650	$109,103
Federal Home Loan Bank of New York advances	40,550	43,350
Advance payments by borrowers for taxes and insurance	981	1,062
Other liabilities	2,190	2,632

Total Liabilities	148,371	156,147

Commitments & Contingencies	—	—
Stockholders’ equity		—
Preferred Stock $.10 par value, 500,000 shares authorized	—	—
Common Stock $.10 par value, 6,000,000 1,710,984 Shares Issued - shares outstanding - 1,682,347 (9/05); 1,683,224(3/05)	171	171
Paid in Capital	16,765	16,495
Retained earnings-substantially restricted	13,298	12,709
Unearned ESOP shares	(855)	(924)
Accumulated other comprehensive income	(19)	(30)
Treasury stock, at cost; 28,637 shares (9/05); 27,760 shares (3/05)	(620)	(594)

Total stockholders’ equity	28,740	27,827

Total liabilities and stockholders’ equity	$177,111	$183,974

See notes to consolidated financial statements.

Atlantic Liberty Financial Corp.
Consolidated Statements of Income
(in thousands of dollars)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Interest and dividend income
Loans	$2,010	$1,897	$3,997	$3,747
Mortgage backed securities held to maturity	396	473	817	918
Securities available for sale	37	36	73	78
Securities held to maturity	43	28	95	59
Other interest-earning assets	41	18	82	29

Total interest income	2,527	2,452	5,064	4,831

Interest expense
Deposits	471	417	922	830
Advances	332	300	647	549
Escrow	4	3	8	7

Total interest expense	807	720	1,577	1,386

Net interest income	1,720	1,732	3,487	3,445
Provision for loan losses	0	125	0	125

Net interest income after provision for loan losses	1,720	1,607	3,487	3,320

Non-interest income
Service fees	108	90	166	198
Miscellaneous	39	868	80	914

Total non-interest income	147	958	246	1,112

Non-interest expenses
Salaries and employee benefits	721	662	1,399	1,345
Directors’ Compensation	55	86	106	117
Net occupancy expenses	39	42	74	75
Equipment	101	101	204	201
Advertising	8	8	24	17
Federal Insurance Premium	4	4	8	8
Legal fees	14	136	32	262
Miscellaneous	202	199	398	392

Total non-interest expenses	1,144	1,238	2,245	2,417

Income before income taxes	723	1,327	1,488	2,015
Income tax expense	325	565	646	848

Net income	$398	$762	$842	$1,167

Earnings per share
Basic	$0.25	$0.48	$0.53	$0.74
Diluted	$0.24	$0.48	$0.51	$0.74
Weighted average shares	1,600,224	1,585,455	1,598,553	1,584,872
Fully diluted average shares	1,663,219	1,585,455	1,650,779	1,584,872

See notes to consolidated financial statements

Atlantic Liberty Financial Corp
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Common Stock	Additional Paid In Capital	Retained Earnings - Substantially Restricted	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance - March 31, 2005	$171	$16,495	$12,709	$(924)	$(30)	$(594)	$27,827

Net Income			842				842

Unrealized gain on securities available for sale					11		11

Comprehensive income							853

Cash dividends			(253)				(253)

ESOP shares committed to be released		126		69			195
Amortization of unearned MRP shares		159					159

Purchase of Treasury stock-at cost						(131)	(131)

Sale of Treasury stock		(15)				105	90

Balance — September 30, 2005	$171	$16,765	$13,298	$(855)	$(19)	$(620)	$28,740

See notes to consolidated financial statements

Atlantic Liberty Financial Corp.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

Cash flows from operating activities	Six-Months Ended September 30,
	2005	2004
Net income	$842	$1,167
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of premises and equipment	83	80
Net accretion of premiums,
discounts and deferred loan fees	81	79
Provision for loan losses	--	125
Decrease (increase) in interest receivable	111	(86)
Deferred income taxes	(169)	(100)
Decrease ( increase) in other assets	88	(723)
(Decrease) increase in other liabilities	(442)	221
Recognition and Retention Plan expense	159	158
ESOP compensation expense	172	125

Net cash provided by operating activities	925	1,046

Cash flows from investing activities:
Purchases of:
Securities available for sale	(1,000)	--
Investment securities held to maturity	(1,000)	--
Mortgage-backed securities held to maturity	--	(20,043)
Proceeds of maturities, calls and principal repayments on:
Securities available for sale	1,000	1,000
Investment securities held to maturity	2,000	1,000
Mortgage-backed securities held to maturity	4,743	4,722
Mortgage-backed securities available for sale	103	277
Net (increase) in loans receivable	(3,813)	(6,665)
Additions to premises and equipment	(75)	(106)
Redemption (purchase) of Federal Home Loan Bank of New York Stock	140	(1,107)
Net cash provided (used in) investing activities	2,098	(20,922)

Cash flows from financing activities:
Net (decrease) increase in deposits	(4,453)	1,263
Advances from Federal Home Loan Bank of New York	12,500	22,150
Repayment of advances from Federal Home Loan Bank of New York	(15,300)	--
Net (decrease) increase in borrowers escrow for taxes and insurance	(81)	32
Cash dividends	(252)	(223)
Purchase of treasury stock	(131)	(190)
Treasury stock used for exercise of options	105	--

Net cash (used in) provided by financing activities	(7,612)	23,032

Net (decrease) increase in cash and cash equivalents	(4,589)	3,156
Cash and cash equivalents at beginning of period	6,364	3,560

Cash and cash equivalents at end of period	1,775	6,716

Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits and borrowings	1,577	1,386

Income taxes	$834	$723

See notes to consolidated financial statements.

Atlantic Liberty Financial Corp.

Notes to Consolidated Financial Statements

September 30, 2005

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

Shares held by the ESOP are released to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Association’s discretionary contributions to the ESOP and earnings on the ESOP’s assets. Principal and interest payments are scheduled to occur over a ten-year period. However, in the event the Company’s contributions exceed the minimum debt service requirements, additional principal payment will be made. Principal and interest payments took place on December 31, 2002, December 29, 2003, and December 29, 2004 resulting in 13,688 shares being released to eligible employees in each year.

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

Stock Awards

Stock Awards under the Stock Benefit Plan are granted in the form of Company common stock, which are held by a Plan trustee, and vest over a period of five years (20% annually from the date of grant). The Stock Awards become fully vested upon the death or disability of the holder. On December 8, 2003, the Company awarded 85,550 shares of its common stock. During the quarter ended September 30, 2005, 1,540 shares forfeited in the prior quarter were re-awarded. During the quarters ended September 30, 2005 and September 30, 2004, approximately $79,000 in expense related to the Stock Awards was recorded. During the six-month periods ended September 30, 2005 and September 30, 2004, approximately $158,000 in expense was recorded. The amount of expense recorded for the Stock Awards is based upon the number of shares awarded, the market price of the Company’s common stock at the grant date ($18.50 per share for the originally granted shares and $27.64 per share for the 1,540 shares re-awarded during the quarter ended September 30, 2005) and the period over which the Stock Awards are earned (60 months).

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

On December 8, 2003, options to purchase 171,098 shares of Company common stock were granted, which include non-incentive stock options to directors and incentive stock options to officers and employees. A summary of stock option activity for the quarter ended September 30, 2005 follows:

	Vested	Non-Vested	Total	Exercise Price

June 30, 2005	60,870	97,817	158,687	$ 18.50
Exercised	(200)	-	(200)	$ 18.50
Forfeited	-	(600)	(600)	$ 18.50
September 30, 2005	60,670	97,217	157,887	$ 18.50

The following summarizes non-incentive and incentive options included above.

	Non-Incentive	Incentive	Total	Exercise Price

Vested	18,480	42,190	60,670	$ 18.50
Non-vested	27,716	69,501	97, 217	$ 18.50

September 30, 2005	46,196	111,691	157,887	$ 18.50

At September 30, 2005, 60,670 options were exercisable.

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

The Company will implement SFAS No. 123 (revised) in the last quarter of fiscal 2006 and accordingly, it will record stock option expense during that period. The following table provides information as to net income and net income per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended (“SFAS” NO. 123), to all option grants:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(Dollars In Thousands Except Share Data)

Net Income	$398	$762	$842	$1,167
Deduct: Stock option expense determined	30	30	60	60
under fair value based method
Pro forma net income	$368	$732	$782	$1,107

Net income per common share, as reported:
Basic	$0.25	$0.48	$0.53	$0.74
Diluted	$0.24	$0.48	$0.51	$0.74

Pro forma net income per common share
Basic	$0.23	$0.46	$0.49	$0.70
Diluted	$0.22	$0.46	$0.47	$0.70

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

Note 6-              Dividend Declaration

On October 21, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on November 18, 2005 to shareholders of record on November 4, 2005.

Note 7-              Share Repurchase Program

In January 2004, the Company’s Board of Directors approved a Stock Repurchase Program to acquire up to 85,550 shares of the company’s common stock, which represents approximately 5% of the outstanding common stock. At June 30, 2005, the Company had 28,837 treasury shares. During the quarter ended September 30, 2005, the company did not purchase any shares and used 200 of the treasury shares to cover the exercise of stock options. At September 30, 2005, the Company had 28,637 treasury shares at an average cost of $21.65. At

September 30, 2005 the Company had the authority to purchase up to 32,194 additional shares under its’ Stock Repurchase Program.

Note 8-              Employee Retirement Plan—Components of Net Periodic Pension Cost

Periodic pension expense was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
		(Dollars In Thousands)
Service cost	$41	$35	$82	$70
Interest cost	29	23	58	46
Expected return on assets	(39)	(33)	(78)	(66)
Amortization of:
Unrecognized past service liability	3	3	6	6
Unrecognized loss net (gain) loss	10	8	20	16

Total pension expense included in salaries and employee benefits	$44	$36	$88	$72

Note 9-              Settlement of Litigation

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

The following discussion compares the consolidated financial condition of Atlantic Liberty Financial Corp. at September 30, 2005 to the financial condition at March 31, 2005 and the consolidated results of operations for the three-month and six-month periods ended September 30, 2005 and September 30, 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Comparison of Financial Condition at September 30, 2005 and March 31, 2005

The Company’s assets decreased $6.7 million or 3.6% to $177.1 million at September 30, 2005 from $184.0 million at March 31, 2005. During the six-months ended September 30, 2005, mortgage-backed securities held to maturity decreased $4.8 million or 11.4% to $37.2 million from $42.0 million at March 31, 2005. Investment securities held to maturity decreased $1.0 million or 25.0% to $3.0 million at September 30, 2005 from $4.0 million at March 31, 2005. In addition, cash and cash equivalents decreased $4.6 million or 71.8% to $1.8 million at September 30, 2005 from $6.4 million at March 31, 2005. During the six-months ended September 30, 2005, net loans receivable increased $3.8 million or 3.2% to $123.9 million from $120.1 million at March 31, 2005. The increase resulted principally from new multi-family mortgages of $6.2 million, $4.5 million of which were purchased from other financial institutions, as well as originations of one-to-four family mortgage loans of $6.7 million. Additionally, we originated $5.7 million of new commercial mortgages during the period.

Deposits of $104.7 million at September 30, 2005 decreased $4.4 million or 4.0% from $109.1 million at March 31, 2005. Advances from the Federal Home Loan Bank of New York (FHLB) decreased $2.8 million to $40.6 million at September 30, 2005 from $43.4 million at March 31, 2005. Stockholders’ equity increased $900,000 or 3.2% to $28.7 million at September 30, 2005 from $27.8 million at March 31, 2005, primarily the result of including net income of $842,000 million for the six-months ended September 30, 2005.

Comparison of Results of Operations for the three-months ended September 30, 2005 and September 30, 2004.

General. Net income for the three months ended September 30, 2005 was $398,000, a decrease of $364,000 or 47.8% from $762,000 for the three months ended September 30, 2004. The decrease in net income was primarily due to decreases of $12,000 in net interest income and $811,000 in non-interest income, principally from the settlement of litigation, partially offset by decreases of $94,000 in non-interest expense, $125,000 in the provision for loan losses and $240,000 in income tax expense.

Interest Income. Interest income increased $75,000 during the comparative three months ended September 30, 2005 and 2004. The increase in interest income resulted primarily from increases of $113,000 in interest received on loans, $1,000 in interest received on securities available for sale, $15,000 in interest received on securities held to maturity, and $23,000 in interest on other interest earning assets, partially offset by a decrease of $77,000 in interest on mortgage backed securities.

Interest income from loans increased $113,000 or 6.0% to $2.0 million for the three months ended September 30, 2005 from $1.9 million for the three months ended September 30, 2004. The average balance of loans outstanding increased by $4.8 million or 4.0% to $123.4 million for the quarter ended September 30, 2005 from $118.6 million for the quarter ended September 30, 2004. The average yield on loans increased 12 basis points to 6.52% for the three months ended September 30, 2005 from 6.40% for the three months ended September 30, 2004.

Interest income on securities available for sale increased $1,000 or 2.8% to $37,000 for the three-months ended September 30, 2005 from $36,000 for the three-months ended September 30, 2004. The increase was primarily due to an increase in the average yield of 13 basis points to 5.13% from 5.00%, partially offset by a decrease in the average balance of securities available for sale of $0.1 million or 3.5% to $2.8 million for the quarter ended September 30, 2005 from $2.9 million for the quarter ended September 30, 2004.

Interest income on securities held to maturity increased $15,000 or 53.6% to $43,000 for the three-months ended September 30, 2005 from $28,000 for the three-months ended September 30, 2004. The increase was due to an increase of $1.2 million in the average balance of securities held to maturity to $3.0 million for the three-months ended September 30, 2005 from $1.8 million in the comparable period in 2004, partially offset by a decrease in the average yield of 43 basis points to 5.83% from 6.26% for the respective periods.

Interest income on other interest earning assets increased $23,000 or 127.8% to $41,000 for the three-months ended September 30, 2005 from $18,000 for the same period in 2004. The increase was due to an increase of 277 basis points in the average yield, partially offset by a decrease in the average balance of other interest earning assets to $3.9 million from $5.1 million.

Interest income on mortgaged-backed securities held to maturity decreased $77,000 or 16.3% to $396,000 for the three months ended September 30, 2005 from $473,000 for the same period in 2004. The decrease was due to a decrease of $9.0 million or 18.9% in average mortgage-backed securities held to maturity to $38.5 million for the three-months ended September 30, 2005 from $47.5 million for the three-months ended September 30, 2004, partially offset by an increase in the average yield on mortgage-backed securities held to maturity of 15 basis points to 4.13% for the three-months ended September 30, 2005 from 3.98% for the three-months ended September 30, 2004.

Interest Expense. Total interest expense increased by $87,000 or 12.1% to $807,000 for the three-months ended September 30, 2005 from $720,000 for the three-months ended September 30, 2004. The increase in interest expense resulted primarily from an increase in the average cost of interest bearing liabilities of 31 basis points to 2.20% from 1.89%, partially offset by a decrease of a $6.1 million in the average balance of interest bearing liabilities to $146.5 million from $152.6 million.

Interest expense on deposits increased $54,000 or 13.0% to $471,000 for the three- months ended September 30, 2005 from $417,000 for the three-months ended September 30, 2004. Although the average balance of certificate of deposit accounts decreased $900,000 from $54.2 million for the three months ended September 30, 2004 to $53.3 million for the three-months ended September 30, 2005, and the average cost on such accounts increased from 2.19% to 2.57%. In addition, the average cost of transactions and savings deposits increased 8 basis points to 1.00% for the three-months ended September 30, 2005 from 0.92% for the three-months ended September 30, 2004, although the average balance of transaction and savings deposits decreased $1.3 million to $51.2 million for the three-months ended September 30, 2005 from $52.5 million in the prior year.

Interest expense on FHLB advances was $332,000 for the three-months ended September 30, 2005, an increase of $32,000 from the $300,000 recorded in the three-months ended September 30, 2004. While average FHLB advances decreased to $41.2 million for the three-months ended September 30, 2005 from $45.1 million in the prior comparative period, the average cost of FHLB advances increased 56 basis points to 3.22% from 2.66%.

Net Interest Income.  Net interest income decreased $12,000 or 0.7% to $1.72 million for the three-months ended September 30, 2005 from $1.73 million for the three-months ended September 30, 2004. The decrease in our net interest income for the three-months ended September 30, 2005 compared to the prior years quarter is primarily attributable to a $4.4 million decrease in average interest earning assets. Our net interest spread remained constant at 3.69%. Our net interest margin for the quarter ended September 30, 2005 compared to the prior period increased 7 basis points to 4.01% from 3.94%.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not make a provision for loan losses for the three-months ended September 30, 2005. A provision for loan losses of $125,000 was made for the three-months ended September 30, 2004.

We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $753,000 or 0.60% of loans outstanding at September 30, 2005, as compared with $737,000 or 0.61% of loans outstanding at September 30, 2004. The allowance for loan losses represented 6275.0% of non-performing loans at September 30, 2005 and 134.5% of non-performing loans at September 30, 2004. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically will review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2005 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income decreased $811,000 or 84.7% to $147,000 for the three-months ended September 30, 2005, as compared to $958,000 for the three-months ended September 30, 2004. The decrease was due principally to decreases of $825,000 in a non-recurring litigation settlement and $7,000 in net appraisal fees, partially offset by increases of $12,000 in loan prepayment and other mortgage fees and $10,000 in savings and checking account fees.

Non-Interest Expense. Non-interest expense for the three-months ended September 30, 2005 was $1,144,000 compared to $1,238,000 for the three-months ended September 30, 2004, a decrease of $94,000 or 7.6%. The decrease was primarily attributable to decreases of $31,000 in directors’ compensation, $3,000 in net occupancy expense and $122,000 in legal fees, partially offset by increases of $59,000 in salaries and employee benefits and $3,000 in miscellaneous expense. The $122,000 decrease in legal fees resulted primarily from fees incurred in connection with the aforementioned litigation settlement.

Provision for Income taxes. The provision for income taxes decreased to $325,000 for the three- months ended September 30, 2004 from $565,000 for the three-months ended September 30, 2004. The decrease in the provision for income taxes is primarily due to the lower level of income before taxes of $723,000 for the three-months ended September 30, 2005, compared with income before taxes of $1,327,000 for the comparative 2004 period.

Comparison of Results of Operations for the six-months ended September 30, 2005 and September 30, 2004.

General. Net income for the six-months ended September 30, 2005 was $842,000, a decrease of $325,000 or 27.8% from $1,167,000 for the six-months ended September 30, 2004. The decrease in net income was primarily due to a decrease of $866,000 in non-interest income, partially offset by an increase of $42,000 in net interest income and decreases of $172,000 in non-interest expense, $125,000 in the provision for loan losses and $202,000 in income tax expense.

Interest Income. Interest income increased $233,000 during the comparative six-months ended September 30, 2005 and 2004. The increase in interest income resulted primarily from increases of $250,000 in interest received on loans, $36,000 in interest received on securities held to maturity and $53,000 in interest on other interest earning assets, partially offset by decreases of $101,000 in interest received on mortgage backed securities and $5,000 in interest on securities available for sale.

Interest income from loans increased $250,000 or 6.7% to $4.0 million for the six-months ended September 30, 2005 from $3.75 million for the six-months ended September 30, 2004. The average balance of loans outstanding increased by $7.0 million to $123.2 million for the six-months ended September 30, 2005 from $116.2 million for the six-months ended September 30, 2004. In addition, the average yield on loans increased 8 basis points to 6.53% for the six-months ended September 30, 2005 from 6.45% for the six-months ended September 30, 2004 .

Interest income on securities held to maturity increased $36,000 or 61.0% to $95,000 for the six-months ended September 30, 2005 from $59,000 for the six-months ended September 30, 2004. The increase was due to an increase of $1.4 million in the average balance of investment securities held to maturity to $3.3 million for the six-months ended September 30, 2005 from $1.9 million in the comparable period in 2004, partially offset by a decrease in the average yield of 97 basis points to 5.21% from 6.18% for the respective periods.

Interest income on other interest earning assets increased $53,000 or 182.8% to $82,000 for the six-months ended September 30, 2005 from $29,000 for the same period in 2004. The increase was due to an increase of 270 basis points in the average yield to 3.82% from 1.12%, partially offset by a decrease in the average balance of other interest earning assets of $0.8 million or 15.7% to $4.3 million for the six-months ended September 30, 2005 from $5.1 million for the six-months ended September 30, 2004.

Interest income from mortgage-backed securities decreased $101,000 or 11.0% to $817,000 for the six-months ended September 30, 2005 from $918,000 for the same period in 2004. The decrease was due to a decrease of $6.5 million or 14.1% in average mortgage-backed securities to $39.7 million for the six-months ended September 30, 2005 from 46.2 million for the six-months ended September 30, 2004, partially offset by an increase in the average yield on mortgage-backed securities of 1 basis point to 3.99% for the six-months ended September 30, 2005 from 3.98% for the six-months ended September 30, 2004.

Interest income from securities available for sale decreased $5,000 or 6.4% to $73,000 for the six-months ended September 30, 2005 from $78,000 for the six-months ended September 30, 2004. The decrease was due to a decrease in the average balance of securities available for sale of $300,000 to $2.8 million for the six-months ended September 30, 2005 from $3.1 million for the six-months ended September 30, 2004, partially offset by an increase in the average yield of 19 basis points to 5.20% from 5.01%.

Interest Expense. Total interest expense increased by $191,000 or 13.8% to $1.58 million for the six-months ended September 30, 2005 from $1.39 million for the six-months ended September 30, 2004. The increase in interest expense resulted primarily from an increase in the average cost of interest bearing liabilities of 26 basis points to 2.12% from 1.86%, partially offset by a $700,000 decrease in the average balance of interest bearing liabilities to $148.6 million from $149.3 million.

Interest expense on deposits increased $92,000 or 11.1% to $922,000 for the six-months ended September 30, 2005 from $830,000 for the six-months ended September 30, 2004. Although the average balance of certificate of deposit accounts decreased $1.4 million from $54.7 million for the six-months ended September 30, 2004 to $53.3 million for the six-months ended September 30, 2005, the average cost on such accounts increased from 2.18% to 2.49%. In addition, the average balance of transaction and savings deposits increased $300,000 or 0.6% to $52.4 million for the six-months ended September 30, 2005, from $52.1 million for the six-months ended September 30, 2004, and the average cost of such accounts increased 8 basis points to 0.98% from 0.90%.

Interest expense on Federal Home Loan Bank of New York (FHLB) advances was $647,000 for the six-months ended September 30, 2005, an increase of $98,000 from the $549,000 recorded in the six-months ended September 30, 2004. Average FHLB advances increased to $42.0 million for the six-months ended September 30, 2005 from $41.6 million in the prior comparative period. The average cost of FHLB advances increased 44 basis points to 3.08% from 2.64%.

Net Interest Income. Net interest income increased $42,000 or 1.2% to $3.49 million for the six-months ended September 30, 2005 from $3.45 million for the six-months ended September 30, 2004. The increase in our net interest income for the six-months ended September 30, 2005 compared to the prior six-month period is primarily attributable to a $900,000 increase in average interest earning assets, partially offset by a 3 basis point decrease in our net interest spread to 3.71% from 3.74%. Our net interest margin for the six-months ended September 30, 2005 compared to the prior period increased 2 basis points to 4.01% from 3.99%.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not make a provision for loan losses for the six-months ended September 30, 2005. A provision for loan losses of $125,000 was made during the six-months ended September 30, 2004. During the six months ended September 30, 2005, we also recorded $16,000 in recoveries of previously charged off loans.

We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $753,000 or 0.60% of loans outstanding at September 30, 2005, as compared with $737,000 or 0.61% of loans outstanding at September 30, 2004. The allowance for loan losses represented 6275.0% of non-performing loans at September 30, 2005 and 134.5% of non-performing loans at September 30, 2004. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically will review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2005 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income decreased $866,000 or 77.9% to $246,000 for the six-months ended September 30, 2005, as compared to $1.1 million for the six-months ended September 30, 2004. The decrease was due principally to decreases of $825,000 in a non-recurring litigation settlement, $20,000 in net-appraisal fees, $16,000 in loan prepayment penalties and other mortgage fees, $2,000 in income from the Bank’s investment in bank owned life insurance and $3,000 in other miscellaneous income.

Non-Interest Expense. Non-interest expense for the six-months ended September 30, 2005 was $2.25 million compared to $2.4 million for the six-months ended September 30, 2004, a decrease of $172,000 or 7.1%. The decrease was primarily attributable to decreases of $11,000 in directors’ compensation, $1,000 in net-occupancy expenses, and $230,000 in legal fees, partially offset by increases of $54,000 in salaries and employee benefits, $3,000 in equipment expense, $7,000 in advertising, and $6,000 in miscellaneous expense. The $230,000 increase in legal fees resulted primarily from fees incurred in connection with the aforementioned litigation settlement.

Provision for Income taxes. The provision for income taxes decreased to $646,000 for the six-months ended September 30, 2005 from $848,000 for the six-months ended September 30, 2004. The decrease in the provision for income taxes is primarily due to a lower level of income before taxes of $1.5 million for the six-months ended September 30, 2005, compared with income before taxes of $2.0 million for the comparative 2004 period.

Liquidity and Capital Resources

Liquidity. The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Association invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs. At September 30, 2005, cash and cash equivalents totaled $1.8 million. At September 30, 2005, the Association had commitments to funds loans of $10.2 million. At September 30, 2005, certificates of deposit represented 50.9% of total deposits. The Association expects to retain these deposit accounts. In addition, the Association could borrow up to $11.7 million from the Federal Home Loan Bank of New York without providing additional collateral. The Association considers its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

Capital Resources. The Association is subject to various regulatory capital requirements administered by federal regulatory agencies. The following table summarizes the Association’s regulatory capital requirements versus actual capital as of September 30, 2005:

	ACTUAL	REQUIRED		EXCESS
(Dollars in thousands)	AMOUNT %	AMOUNT	%	AMOUNT	%

Core capital
(to adjusted total assets)	$22.2	12.7%	$7.0	4.0%	$15.2	8.7%

Risk-based capital

To (risk-weighted assets)	$22.9	22.6%	$8.1	8.0%	$ 14.8	14.6%

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

The table below sets forth, as of June 30, 2005, the latest date for which the Office of Thrift Supervision has provided to Atlantic Liberty Savings, F.A. an interest rate sensitivity report of net portfolio value, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

Net Portfolio Value as a % of Present
Value of
Net Portfolio Value				Assets/Liabilities
Change in
Interest Rates	Estimated	Amount of
(basis points)	NPV	Change	Percent	NPV Ratio	Change
(Dollars in Thousands)

+300	$22,574	$(7,147)	(24)%	12.68%	(311) basis points
+200	25,049	(4,672)	(16)	13.81	(199) basis points
+100	27,482	(2,239)	(8)	14.87	(93) basis points
0	29,721	–	–	15.80	–	basis points
-100	31,311	1,589	+5	16.41	+61	basis points
-200	32,119	2,397	+8	16.66	+87	basis points

The table above indicates that at June 30, 2005, in the event of a 100 basis point decrease in interest rates, we would experience a 5% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 16% decrease in net portfolio value.

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

We are not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2005, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 2.                   CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On January 26, 2004, the Company announced that the Board of Directors, at its January meeting, approved a share repurchase plan to acquire up to 85,550 shares of the Company’s common stock, which represents approximately 5% of the outstanding shares of common stock. A total of 53,356 shares were purchased to date. During the past three months, no shares were repurchased by the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of stockholders held on August 17, 2005 the following proposals were voted upon and approved by the stockholders:

Proposal No. 1: Resolved, that Richard T. Arkwright and Barry M. Donohue be elected to serve as directors of the company for a term of three years, or until his successor has been elected and qualified.

The voting as to Proposal No. 1 was as follows:

	For	Withheld
Richard T. Arkwright:	1,446,744	25,579

Barry M. Donohue:	1,446,444	25,879

Proposal No. 2: Resolved, that the appointment of Beard Miller Company LLP to act as the Company’s auditors for the fiscal year ending March 31, 2006 is hereby ratified.

The voting to Proposal No. 2 was as follows:

For	Against	Withheld

Beard Miller Company LLP	1,452,867	13,349	6,107

ITEM 5.	OTHER INFORMATION

At its October meeting, the Board of Directors of Atlantic Liberty Financial Corp. declared a quarterly cash dividend of $0.08 per share to be paid on November 18, 2005 to shareholders of record on November 4, 2005.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1
Exhibit 31.2
Exhibit 32	Sarbanes-Oxley Certifications pursuant to Section 906.

SIGNATURES

Pursuant to the requirement of the securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Liberty Financial Corp.

Date: November 10, 2005	/s/Barry M. Donohue
Barry M. Donohue
President and Chief Executive Officer

Date: November 10, 2005	/s/William M. Gilfillan
William M. Gilfillan Chief Financial Officer and Corporate Secretary