Form 10QSB
period 2005-12-31
ATLANTIC LIBERTY FINANCIAL CORP
filed 2006-02-09
CIK 1172095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

As of December 31, 2005, the Registrant had outstanding 1,719,956 shares of common stock.

Transitional Small Business Disclosure format       Yes ☒     No ☐

ATLANTIC LIBERTY FINANCIAL CORP.

Form 10-QSB Quarterly Report

ITEM 1. FINANCIAL STATEMENTS

Atlantic Liberty Financial Corp.
Consolidated Statements of Financial Condition
(in thousands of dollars)
(unaudited)

	At December 31, 2005	At March 31, 2005
ASSETS
Cash and cash equivalents
Cash and amounts due from depository Institutions	$2,565	$1,261
Interest earning deposits	3,106	5,103
Total cash and cash equivalents	5,671	6,364

Securities available for sale	2,774	2,940
Investment securities held to maturity	3,002	4,008
Mortgage-backed securities held to maturity	35,197	41,977
Loans receivable	121,293	120,148
Investment in real estate	78	78
Premises and equipment	1,709	1,652
Federal Home Loan Bank of New York Stock	2,181	2,168
Interest receivable	780	864
Deferred income tax	562	381
Other assets	3,767	3,394
Total Assets	$177,014	$183,974

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits	$103,933	$109,103
Federal Home Loan Bank of New York advances	41,550	43,350
Advance payments by borrowers for taxes and insurance	1,344	1,062
Other liabilities	1,774	2,632
Total Liabilities	148,601	156,147

Commitments & Contingencies	—	—

Stockholders' equity		—
Preferred Stock $.10 par value, 500,000 shares authorized	—	—
Common Stock $.10 par value, 6,000,000 shares authorized
1,731,483 Shares Issued -shares outstanding- 1,719,956(12/05);1,683,224(3/05)	173	171
Paid in Capital	17,046	16,495
Retained Earnings-substantially restricted	12,301	12,709
Unearned ESOP Shares	(821)	(924)
Accumulated other comprehensive income	(36)	(30)
Treasury Stock,at cost; 11,527 shares(12/05);27,760 shares(3/05)	(250)	(594)
Total Stockholders' Equity	28,413	27,827
Total liabilities and Stockholders' Equity	$177,014	$183,974

See notes to financial statements.

Atlantic Liberty Financial Corp.
Statements of Income
(in thousands of dollars, except per share data)
(unaudited)
	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Interest and dividend income
Loans	$ 2,033	$ 1,954	$ 6,030	$ 5,701
Mortgage backed securities held to maturity	382	455	1,199	1,373
Securities available for sale	37	19	109	105
Securities held to maturity	43	33	138	85
Other interest-earning assets	58	45	141	74
Total interest income	2,553	2,506	7,617	7,338

Interest expense
Deposits	516	420	1,437	1,249
Advances	363	305	1,011	854
Escrow	5	4	13	12
Total interest expense	884	729	2,461	2,115

Net interest income	1,669	1,777	5,156	5,223
Provision for loan losses	0	0	0	125

Net interest income after provision for loan losses	1,669	1,777	5,156	5,098

Non-interest income
Service fees	38	121	205	319
Miscellaneous	40	87	120	1,001
Total non-interest income	78	208	325	1,320

Non-interest expenses
Salaries and employee benefits	2,053	702	3,452	2,047
Directors Compensation	57	58	164	175
Net occupancy expenses	15	47	89	122
Equipment	94	107	299	308
Advertising	6	13	29	29
Federal Insurance Premium	4	4	11	13
Legal fees	293	13	326	276
Miscellaneous	369	211	767	603
Total non-interest expenses	2,891	1,155	5,137	3,573

(Loss) Income before income taxes	(1,144)	830	344	2,845
Income tax (benefit) expense	(422)	344	224	1,192

Net (Loss) income	$(722)	$486	$120	$1,653

(Loss) Earnings per share
Basic	($0.45)	$0.31	$0.07	$1.04
Diluted	($0.43)	$0.30	$0.07	$1.04
Weighted average shares	1,607,373	1,592,751	1,601,493	1,587,498
Fully diluted average shares	1,663,119	1,606,850	1,650,342	1,590,632

See notes to consolidated financial statements.

Atlantic Liberty Financial Corp
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock	Additional Paid In Capital	Retained Earnings - Substantially Restricted	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance - March 31, 2005	$ 171	$ 16,495	$ 12,709	$ (924)	$ (30)	$ (594)	$ 27,827

Net Income			120				120

Unrealized gain (loss) on securities available for sale					(6)		(6)

Comprehensive income							114

Cash dividends			(358)				(358)

ESOP shares committed to be released		185		103			288

Amortization of unearned MRP shares		225					225

Acquisition of MRP shares		(316)	(54)			370	—

Purchase of Treasury stock-at cost						(248)	(248)

Retirement of Common Stock	(1)		(116)			117	—

Issuance of Common Stock to fund vesting of MRP shares	3	472					475

Reissuance of Treasury stock		(15)				105	90

Balance - December 31,2005	$ 173	$ 17,046	$ 12,301	$ (821)	$ (36)	$ (250)	$ 28,413

See notes to consolidated financial statements.

Atlantic Liberty Financial Corp.
Consolidated Statements of Cash Flows
(in thousands of dollars)
(unaudited)

Cash flows from operating activities	Nine Months Ended December 31,
	2005	2004
Net income	$120	$1,653
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of premises and equipment	120	127
Net accretion of premiums,
discounts and deferred loan fees	141	128
Provision for loan losses	—	125
Decrease (increase) in interest receivable	84	(111)
Deferred income taxes	(181)	(100)
(Increase) decrease in other assets	(373)	153
(Decrease) increase in other liabilities	(858)	400
Recognition and Retention Plan expense	700	237
ESOP compensation expense	288	192
Net cash provided by operating activities	41	2,804
Cash flows from investing activities:
Purchases of:
Securities available for sale	(1,000)	(2,000)
Investment securities held to maturity	(1,000)	(3,000)
Mortgage-backed securities held to maturity	—	(20,043)
Proceeds of maturities, calls and principal repayments on:
Securities available for sale	1,000	2,000
Investment securities held to maturity	2,000	1,000
Mortgage-backed securities held to maturity	6,756	6,988
Mortgage-backed securities available for sale	153	337
Net (increase) in loans receivable	(1,249)	(6,826)
Additions to premises and equipment	(177)	(258)
(Purchase) of Federal Home Loan Bank of New York Stock	(13)	(1,008)
Net cash provided (used in) investing activities	6,470	(22,810)
Cash flows from financing activities:
Net (decrease) increase in deposits	(5,170)	3,164
Advances from Federal Home Loan Bank of New York	18,500	20,150
Repayment of advances from Federal Home Loan Bank of New York	(20,300)	—
Net increase in borrower's escrow for taxes and insurance	282	294
Cash dividends	(358)	(310)
Purchase of treasury stock	(248)	(295)
Treasury stock issued upon exercise of options	90	329
Net cash (used in) provided by financing activities	(7,204)	23,332
Net (decrease) increase in cash and cash equivalents	(693)	3,326
Cash and cash equivalents at beginning of period	6,364	3,560
Cash and cash equivalents at end of period	5,671	6,886
Supplemental disclosures of cash flow information
Cash paid for:
Interest on deposits and borrowings	2,461	2,115
Income taxes	$ 1,054	$ 1,453

See notes to consolidated financial statements.

Atlantic Liberty Financial Corp.

Notes to Consolidated Financial Statements

December 31, 2005

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

Shares held by the ESOP are released to ESOP participants based on principal and interest repayments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Association’s discretionary contributions to the ESOP and earnings on the ESOP’s assets. Principal and interest payments are scheduled to occur over a ten-year period. However, in the event the Company’s contributions exceed the minimum debt service requirements, additional principal payment will be made. Principal and interest payments took place on December 31, 2002, December 29, 2003, December 29, 2004, and December 28, 2005 resulting in 13,688 shares being released to eligible employees in each year.

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

Stock Awards

Stock Awards under the Stock Benefit Plan are granted in the form of Company common stock, which are held by a Plan trustee, and vest over a period of five years (20% annually from the date of grant). The Stock Awards become fully vested upon the death or disability of the holder. On December 8, 2003, the Company awarded 85,550 shares of its common stock. During the quarter ended December 31, 2005, the Company accelerated the vesting of 25,664 restricted stock awards in order to take advantage of tax planning opportunities related to the pending merger with Flushing Financial.

(see note 10). As of December 31, 2005, there are 25,660 stock awards remaining to vest. During the quarters ended December 31, 2005 and December 31, 2004, approximately $541,000 and $79,000, respectively in expense related to the Stock Awards was recorded. During the nine-month periods ended December 31, 2005 and December 31, 2004, approximately $700,000 and $237,000, respectively in expense was recorded. The amount of expense recorded for the Stock Awards is based upon the number of shares awarded, the market price of the Company’s common stock at the grant date ($18.50 per share) and the period over which the stock awards are earned. The expense recorded for the quarter and nine-months ended December 31, 2005 recognizes the early vesting of the 25,664 restricted stocks awards.

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

On December 8, 2003, options to purchase 171,098 shares of Company common stock were granted, which include non-incentive stock options to directors and incentive stock options to officers and employees. A summary of stock option activity for the quarter ended December 31, 2005 follows:

	Vested	Non-Vested	Total	Exercise Price

September 30, 2005	60,870	97,217	157,887	$18.50
Vested	34,219	(34,219)	—	$18.50
Forfeited	—	(450)	(450)	$18.50
December 31, 2005	94,889	62,548	157,437	$18.50

The following summarizes non-incentive and incentive options included above.

	Non-Incentive	Incentive	Total	Exercise Price
Vested	27,718	67,171	94,889	$18.50
Non-vested	18,478	44,070	62,548	$18.50
December 31, 2005	46,196	111,241	157,437	$18.50

At December 31, 2005, 94,889 options were exercisable.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	( Dollars In Thousands Except Share Data)
Net (loss) Income	$(722)	$486	$120	$1,653
Deduct: Stock option expense determined under fair value based method	30	30	90	90

Pro forma net (loss) income	$(752)	$456	$30	$1,563

Net (loss) per common share, as reported:
Basic	$(0.45)	$0.31	$0.07	$1.04
Diluted	$(0.43)	$0.30	$0.07	$1.04

Pro forma net (loss)income per common share
Basic	$(0.47)	$0.29	$0.02	$0.98
Diluted	$0.45	$0.28	$0.02	$0.98

Note 5-              Earnings Per Share

Amounts reported as basic earnings per share of common stock reflect earnings available to stockholders for the period divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share, give effect to stock awards and option securities exercisable into common stock, which would have a dilutive effect.

Note 6-               Dividend Declaration

On January 17, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share to be paid on February 7, 2006 to shareholders of record on January 27, 2006.

Note 7-              Share Repurchase Program

In January 2004, the Company’s Board of Directors approved a Stock Repurchase Program to acquire up to 85,550 shares of the Company’s common stock, which represents approximately 5% of the outstanding common stock. At September 30, 2005, the Company had 28,637 treasury shares. During the quarter ended December 31, 2005, the Company did not purchase any shares and reissued 17,110 shares classified as treasury shares to cover the normal annual vesting of restricted stock awards. At December 31, 2005, the Company had 11,527 treasury shares. At December 31, 2005 the Company had the authority to purchase up to 32,194 additional shares under its Stock Repurchase Program.

Note 8-              Employee Retirement Plan- Components of Net Periodic Pension Cost

Periodic pension expense was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	( Dollars In Thousands)
Service cost	$ 41	$ 35	$ 123	$ 105
Interest cost	29	23	87	69
Expected return on assets	(39)	(33)	(117)	(99)
Amortization of:
Unrecognized past service liability	3	3	9	9
Unrecognized loss net (gain) loss	10	8	30	24
Total pension expense included in salaries and employee benefits	$ 44	$ 36	$ 132	$ 108

Note 9-              Settlement of Litigation

Earnings for the nine-months ended December 31, 2004 include non-recurring non-interest income of $825,000 received in connection with the settlement of litigation. After taxes and legal fees, the settlement resulted $340,000 or $0.22 per share for the nine-months ended December 31, 2004.

Note 10-            Definitive Merger Agreement

On December 20, 2005 the Company and Flushing Financial Corporation (“Flushing”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), which provides for the merger of the Company into Flushing. Flushing is the holding company of Flushing Savings Bank, FSB, a federal savings bank headquartered in Lake Success, New York. Under the terms of the Merger Agreement, stockholders of the Company will be given the right to elect the following consideration for each share of the Company common stock: (i) 1.43 shares of Flushing common stock; (ii) $24.00 in cash: or (iii) a combination of cash and stock, subject to election and allocation procedures that are intended to ensure that in the aggregate, 65% of the shares of the Company are converted into Flushing common stock and 35% of the Company shares are converted into cash. The Company stock options will be cashed out for the in-the-money value of such options unless the option holder elects to have all or a portion of the options converted into options to purchase Flushing common stock. The transaction has an aggregate value of approximately $41.9 million, based on Flushing’s share price at the close of business on December 20, 2005. The transaction is expected to close during the second quarter of 2006.

Earnings for the quarter and nine months ended December 31, 2005 include non-recurring expenses of $1,860,000 associated with the proposed merger. These non-recurring expenses include the acceleration and payment in 2005 of amounts due to certain executives under their employment agreements in connection with the proposed merger, as well as the accelerated vesting of restricted stock awards. The payments under the employment agreements and the acceleration of restricted stock awards occurred in 2005 in order to take advantage of tax planning opportunities relating to the pending merger with Flushing Financial. After tax benefits, the non-recurring expenses reduced income by $1,100,000 or $0.68 per share ($0.66 per share fully diluted) for the three-months ended December 31, 2005, and $0.69 per share ($0.67 per share fully diluted) for the nine-months ended December 31, 2005.

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

The following discussion compares the consolidated financial condition of the Company at December 31, 2005 to the financial condition at March 31, 2005 and the consolidated results of operations for the three-month and nine-month periods ended December 31, 2005 and December 31, 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Comparison of Financial Condition at December 31, 2005 and March 31, 2005

The Company’s assets decreased $7.0 million or 3.8% to $177.0 million at December 31, 2005 from $184.0 million at March 31, 2005. During the nine-months ended December 31, 2005, mortgage-backed securities held to maturity decreased $6.8 million or 16.2% to $35.2 million from $42.0 million at March 31, 2005. Investment securities held to maturity decreased $1.0 million or 25.0% to $3.0 million at December 31, 2005 from $4.0 million at March 31, 2005. In addition, cash and cash equivalents decreased $700,000 or 10.9% to $5.7 million at December 31, 2005 from $6.4 million at March 31, 2005. During the nine-months ended December 31, 2005, net loans receivable increased $1.2 million or 1.0% to $121.3 million from $120.1 million at March 31, 2005. The increase resulted principally from new multi-family mortgages of $7.9 million, $2.3 million of which were purchased from other financial institutions, as well as originations of one-to-four family mortgage loans of $10.3 million. Additionally, we originated $7.1 million of new commercial mortgages during the period.

Deposits totaled $103.9 million at December 31, 2005 a decrease of $5.2 million or 4.8% from $109.1 million at March 31, 2005. Advances from the Federal Home Loan Bank of New York (FHLB) decreased $1.8 million to $41.6 million at December 31, 2005 from $43.4 million at March 31, 2005. Stockholders’ equity increased $600,000 or 2.2% to $28.4 million at December 31, 2005 from $27.8 million at March 31, 2005, primarily as the result of including net income of $120,000 for the nine-months ended December 31, 2005, and the issuance of common stock to fund early vesting of restricted stock awards.

Comparison of Results of Operations for the three-months ended December 31, 2005 and December 31, 2004.

General. The Company recorded a loss for the three-months ended December 31, 2005 of $722,000 as compared to earnings of $486,000 for the three-months ended December 31, 2004. The decrease in earnings was primarily due to decreases of $108,000 in net interest income and $130,000 in non-interest income, and an increase of $1.7 million in non-interest expense, partially offset by a decrease of $766,000 in income tax expense. Earnings for the quarter ended December 31, 2005 include non-recurring expenses of $1,860,000 associated with the proposed merger of the Company with Flushing. These non-recurring expenses were undertaken in connection with the proposed merger and include the acceleration and payment in 2005 of amounts due to certain executives under their employment agreements, as well as the accelerated vesting of restricted stock awards. The payments under the employment agreements and the acceleration of restricted stock awards occurred in 2005 in order to take advantage of tax planning opportunities relating to the pending merger with Flushing. After tax benefits, the non-recurring expenses reduced income by $1.1 million or $0.68 per share ($0.66 per share fully diluted) for the three-months ended December 31, 2005.

Interest Income. Interest income increased $47,000 during the comparative three- months ended December 31, 2005 and 2004. The increase in interest income resulted primarily from increases of $79,000 in interest received on loans, $18,000 in interest received on securities available for sale, $10,000 in interest received on securities held to maturity and $13,000 in interest on other interest earning assets, partially offset by a decrease of $73,000 in interest on mortgage backed securities.

Interest income from loans increased $79,000 or 4.0% to $2.0 million for the three -months ended December 31, 2005 from $1.9 million for the three-months ended December 31, 2004. The average balance of loans outstanding increased by $3.2 million or 2.7% to $122.4 million for the quarter ended

December 31, 2005 from $119.2 million for the quarter ended December 31, 2004. The average yield on loans increased 8 basis points to 6.64%for the three-months ended December 31, 2005 from 6.56% for the three- months ended December 31, 2004.

Interest income on securities available for sale increased $18,000 or 94.8% to $37,000 for the three-months ended December 31, 2005 from $19,000 for the three-months ended December 31, 2004. The increase was primarily due to an increase in the average yield of 18 basis points to 5.14% from 4.96%, together with an increase in the average balance of securities available for sale of $800,000 million or 38.1% to $2.9 million for the quarter ended December 31, 2005 from $2.1 million for the quarter ended December 31, 2004.

Interest income on securities held to maturity increased $10,000 or 30.3% to $43,000 for the three-months ended December 31, 2005 for the three-months ended December 2004. The increase in interest income on securities held to maturity was due to an increase of $1.3 million in the average balance of securities held to maturity to $3.0 million for the three-months ended December 31, 2005 from $1.7 million in the comparable period in 2004, partially offset by a decrease in the average yield of 19 basis points to 5.73% from 5.92% for the respective periods.

Interest income on other interest earning assets increased $13,000 or 28.9% to $58,000 for the three-months ended December 31, 2005 from $45,000 for the same period in 2004. The increase was due to an increase of 249 basis points in the average yield, partially offset by a decrease in the average balance of other interest earning assets to $5.4 million from $9.7 million.

Interest income on mortgaged-backed securities held to maturity decreased $73,000 or 16.0% to $382,000 for the three-months ended December 31, 2005 from $455,000 for the same period in 2004. The decrease was due to a decrease of $8.6 million or 19.1% in average mortgage-backed securities held to maturity to $36.4 million for the three-months ended December 31, 2005 from $45.0 million for the three-months ended December 31, 2004, partially offset by an increase in the average yield on mortgage-backed securities held to maturity of 16 basis points to 4.20% for the three-months ended December 31, 2005 from 4.04% for the three-months ended December 31, 2004.

Interest Expense. Total interest expense increased by $155,000 or 21.3% to $884,000 for the three-months ended December 31, 2005 from $729,000 for the three-months ended December 31, 2004. The increase in interest expense resulted primarily from an increase in the average cost of interest bearing liabilities of 55 basis points to 2.45% from 1.90%, partially offset by a decrease of $8.9 million in the average balance of interest bearing liabilities to $144.2 million from $153.1 million.

Interest expense on deposits increased $96,000 or 22.9% to $516,000 for the three-months ended December 31, 2005 from $420,000 for the three-months ended December 31, 2004. Although the average balance of certificate of deposit accounts decreased $900,000 to $53.1 million for the three-months ended December 31, 2005, from $54.0 million for the three-months ended December 31, 2004 the average cost on such accounts increased to 2.88% from 2.20%. In addition, the average cost of transactions and savings deposits increased 19 basis points to 1.10% for the three-months ended December 31, 2005 from 0.91% for the three-months ended December 31, 2004, although the average balance of transaction and savings deposits decreased $4.9 million to $48.6 million for the three-months ended December 31, 2005 from $53.5 million in the prior year.

Interest expense on FHLB advances was $363,000 for the three-months ended December 31, 2005, an increase of $58,000 from the $305,000 recorded in the three-months ended December 31, 2004. While average FHLB advances decreased to $41.4 million for the three-months ended December 31, 2005 from $44.4 million in the prior comparative period, the average cost of FHLB advances increased 78 basis points to 3.52% from 2.74%.

Net Interest Income.     Net interest income decreased $108,000 or 0.7% to $1.7 million for the three-months ended September 30, 2005 from $1.8 million for the three-months ended December 31, 2004. The decrease in our net interest income for the three-months ended December 31, 2005 compared to the prior year’s quarter is primarily attributable to a $7.7 million decrease in average interest earning assets together with a decrease in our net interest spread of 18 basis points to 3.55% from 3.73%. Our net interest margin for the quarter ended December 31, 2005 compared to the prior period decreased 7 basis points to 3.93% from 4.00%.

Provision for Loan Losses.         We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not make a provision for loan losses for the three-months ended December 31, 2005 and the three-months ended December 31, 2004.

We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $753,000 or 0.62% of loans outstanding at December 31, 2005, as compared with $737,000 or 0.62% of loans outstanding at December 31, 2004. There were no non-performing loans at December 31, 2005 and $91,000 of non-performing loans at December 31, 2004. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically will review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2005 is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income decreased $130,000 or 62.5% to $78,000 for the three-months ended December 31, 2005, as compared to $208,000 for the three-months ended December 31, 2004. The decrease was due principally to decreases of $67,000 in loan prepayment and other mortgage fees, $29,000 in savings and checking fees and $11,000 in other non-operating income, partially offset by an increase of $11,000 in net appraisal fees. In addition, the quarter ended December 31, 2004 included the receipt of $33,000 in life insurance proceeds from a policy covering a retired director. There was no similar amount received in the current quarter.

Non-Interest Expense. Non-interest expense for the three-months ended December 31, 2005 was $2.9 million compared to $1.2 million for the three-months ended December 31, 2004, an increase of $1.7 million or 141.7%. The increase was primarily attributable to increases of $1.3 million in salaries and employee benefits, representing the acceleration and payment in 2005 of amounts due to certain executives under their employment agreements, as well as the acceleration of the vesting of restricted stock awards, $280,000 in legal fees and $158,000 in miscellaneous expense, partially offset by decreases of $7,000 in advertising expense, $32,000 in net occupancy expense and $13,000 in equipment expense. The increases in salaries and employee benefits, legal fees and miscellaneous expense result primarily from the pending merger with Flushing.

Income Tax (Benefit). There was an income tax benefit of $422,000 for the three-months ended December 31, 2005 as compared to income tax expense of $344,000 for the three-months ended December 31, 2004. The income tax benefit is primarily due to the loss before income taxes of $1.1 million for the three-months ended December 31, 2005, compared with income before taxes of $830,000 for the comparative 2004 period.

Comparison of Results of Operations for the nine-months ended December 31, 2005 and December 31, 2004.

General. Net income for the nine-months ended December 31, 2005 was $120,000, a decrease of $1.6 million from $1.7 million for the nine-months ended December 31, 2004. The decrease in net income was primarily due to decreases of $67,000 in net interest income and $995,000 in non-interest income, and an increase of $1.6 million in non-interest expense, partially offset by decreases of $125,000 in the provision for loan losses and $968,000 in income tax expense. Earnings for the nine-months ended December 31, 2005 include non-recurring expenses of $1,860,000 associated with the proposed merger with Flushing Financial. These non-recurring expenses include the acceleration and payment in 2005 of amounts due to certain executives under their employment agreements in connection with the proposed merger, as well as the accelerated vesting of restricted stock awards. Th e payments under the employment agreements and the acceleration of restricted stock awards occurred in 2005 in order to take advantage of tax planning opportunities relating to the pending merger with Flushing Financial. After tax benefits, the non-recurring expenses reduced income by $1.1 million or $0.69 per share ($0.67 per share fully diluted) for the nine-months ended December 31, 2005. Additionally, earnings for the nine-months ended December 31, 2004 include non-recurring non-interest income of $825,000 received in connection with the settlement of litigation. After taxes and legal fees, the settlement resulted $340,000 or $0.22 per share for the nine-months ended December 31, 2004.

Interest Income. Interest income increased $279,000 during the comparative nine--months ended December 31, 2005 and 2004. The increase in interest income resulted primarily from increases of $329,000 in interest received on loans, $4,000 in interest on securities available for sale, $53,000 in interest received on securities held to maturity and $67,000 in interest on other interest earning assets, partially offset by a decrease of $174,000 in interest received on mortgage backed securities.

Interest income from loans increased $329,000 or 5.8% to $6.0 million for the nine-months ended December 31, 2005 from $5.7 million for the nine-months ended December 31, 2004. The average balance of loans outstanding increased by $5.7 million to $122.9 million for the nine-months ended December 31, 2005 from $117.2 million for the nine-months ended December 31, 2005. In addition, the average yield on loans increased 6 basis points to 6.54% for the nine--months ended December 31, 2005 from 6.48% for the nine-months ended December 31, 2004.

Interest income from securities available for sale increased $4,000 or 3.8% to $109,000 for the nine-months ended December 31, 2005 from $105,000 for the nine-months ended December 31, 2004. The increase was due principally to an increase in the average yield of 14 basis points to 5.14% from 5.00%.

Interest income on securities held to maturity increased $53,000 or 62.4% to $138,000 for the nine-months ended December 31, 2005 from $85,000 for the nine-months ended December 31, 2004. The increase was due to an increase of $1.4 million in the average balance of investment securities held to maturity to $3.2 million for the nine-months ended December 31, 2005 from $1.8 million in the comparable period in 2004, partially offset by a decrease in the average yield of 38 basis points to 5.75% from 6.13% for the respective periods.

Interest income on other interest earning assets increased $67,000 or 90.5% to $141,000 for the nine-months ended December 31, 2005 from $74,000 for the same period in 2004. The increase was due to an increase of 254 basis points in the average yield to 4.04% from 1.50%, partially offset by a decrease in the average balance of other interest earning assets of $1.9 million or 28.8% to $4.7 million for the nine-months ended December 31, 2005 from $6.6 million for the nine-months ended December 31, 2004.

Interest income from mortgage-backed securities decreased $174,000 or 12.7% to $1.2 million for the nine-months ended December 31, 2005 from $1.4 million for the same period in 2004. The decrease was due to a decrease of $7.2 million or 15.7% in average mortgage-backed securities to $38.6 million for the nine-months ended December 31, 2005 from 45.8 million for the nine-months ended December 31, 2004, partially offset by an increase in the average yield on mortgage-backed securities of 14 basis point to 4.14% for the nine-months ended December 31, 2005 from 4.00% for the nine-months ended December 31, 2004.

Interest Expense. Total interest expense increased by $346,000 or 16.4% to $2.5 million for the nine-months ended December 31, 2005 from $2.1 million for the nine-months ended December 31, 2004. The increase in interest expense resulted primarily from an increase in the average cost of interest bearing liabilities of 36 basis points to 2.23% from 1.87%, partially offset by a $3.2 million decrease in the average balance of interest bearing liabilities to $147.3 million from $150.5 million.

Interest expense on deposits increased $188,000 or 15.1% to $1.4 million for the nine-months ended December 31, 2005 from $1.2 million for the nine-months ended December 31, 2004. Although the average balance of certificate of deposit accounts decreased $1.3 million to $53.2 million for the nine-months ended December 31, 2005, from $54.5 million for the nine-months ended December 31, 2004 the average cost on such accounts increased to 2.62% from 2.19%. In addition, the average cost of transaction and savings deposits increased 12 basis points to 1.02% for the nine-months ended

December 31, 2005, from $0.90% for the nine-months ended December 31, 2004, although the average balance of such accounts decreased $1.3 million to $51.3 million from $52.6 million.

Interest expense on Federal Home Loan Bank of New York (FHLB) advances was $1.0 million for the nine-months ended December 31, 2005, an increase of $157,000 from the $854,000 recorded in the nine-months ended December 31, 2004. Although, average FHLB advances decreased to $41.8 million for the nine-months ended December 31, 2005 from $42.5 million in the prior comparative period, the average cost of such FHLB advances increased 55 basis points to 3.23% from 2.68%.

Net Interest Income. Net interest income decreased $67,000 or 1.3% to $5.16 million for the nine-months ended December 31, 2005 from $5.22 million for the nine-months ended December 31, 2004. The decrease in our net interest income for the nine-months ended December 31, 2005 compared to the prior nine-month period is primarily attributable to a $2.0 million decrease in average interest earning assets, as well as a 7 basis point decrease in our net interest spread to 3.67% from 3.74%. Our net interest margin for the nine-months ended December 31, 2005 compared to the prior period decreased 1 basis point to 3.99% from 4.00%.

Provision for Loan Losses.         We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, peer group information, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, management did not make a provision for loan losses for the nine-months ended December 31, 2005. A provision for loan losses of $125,000 was made during the nine-months ended December 31, 2004. During the nine-months ended December 31, 2005, we also recorded $16,000 in recoveries of previously charged off loans.

We used the same methodology and generally similar assumptions in assessing the adequacy of the allowance for both periods. The allowance for loan losses was $753,000 or 0.62% of loans outstanding at December 31, 2005, as compared with $737,000 or 0.62% of loans outstanding at December 31, 2004. There were no non-performing loans at December 31, 2005 and $91,000 of non-performing loans at December 31, 2004. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as a part of their examination process, periodically will review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2005, is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income decreased $995,000 or 75.4% to $325,000 for the nine-months ended December 31, 2005, as compared to $1.3 million for the nine-months ended December 31, 2004. The decrease was due principally to decreases of $83,000 in loan prepayment penalty and other mortgage fees, $8,000 in net appraisal fees, $29,000 in savings and checking account fees and $12,000 in other non-operating income. In addition, the nine-months ended December 31, 2004 included a non-recurring litigation settlement of $825,000 and the receipt of life insurance proceeds of $33,000. There were no similar amounts received during the nine-months ended December 31, 2005.

Non-Interest Expense. Non-interest expense for the nine--months ended December 31, 2005 was $5.2 million compared to $3.6 million for the nine-months ended December 31, 2004, an increase of $1.6 million or 44.4%. The increase was primarily attributable to increases of $1.4 million in salaries and benefits representing the acceleration and payment in 2005 of amounts due to certain executives under their employment agreements, as well as the acceleration of the vesting of restricted stock awards, $50,000 in legal fees, and $164,000 in miscellaneous expenses, partially offset by a decrease of $33,000 in net occupancy expense, $9,000 in equipment expense and $11,000 in directors’ compensation. The increases in salaries and employee benefits, legal fees and miscellaneous expense result primarily from the pending merger with Flushing.

Income Tax Expense. The provision for income taxes decreased to $224,000 for the nine-months ended December 31, 2005 from $1.2 million for the nine-months ended December 31, 2004. The decrease in income tax expense is primarily due to a lower level of income before taxes of $344,000 for the nine-months ended December 31, 2005, compared with income before taxes of $2.8 million for the comparative 2004 period.

Liquidity and Capital Resources

Liquidity. The Association must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments, and to take advantage of investment opportunities. The Association invests excess funds in overnight deposits and other short-term interest-earning assets to provide liquidity to meet these needs. At December 31, 2005, cash and cash equivalents totaled $5.7 million. At December 31, 2005, the Association had commitments to funds loans of $12.8 million. At December 31, 2005, certificates of deposit represented 51.5% of total deposits. The Association expects to retain these deposit accounts. In addition, the Association could borrow up to $10.7 million from the Federal Home Loan Bank of New York without providing additional collateral. The Association con siders its liquidity and capital resources sufficient to meet its outstanding short-term and long-term needs.

Capital Resources. The Association is subject to various regulatory capital requirements administered by federal regulatory agencies. The following table summarizes the Association’s regulatory capital requirements versus actual capital as of September 30, 2005:

	ACTUAL		REQUIRED		EXCESS
(Dollars in millions)	AMOUNT	%	AMOUNT	%	AMOUNT	%

Core capital
(to adjusted total assets)	$21.6	12.3%	$7.0	4.0%	$14.6	8.3%

Risk-based capital
To (risk-weighted assets)	$22.3	22.5%	$8.0	8.0%	$14.3	14.5%

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our board of directors has established an Asset/Liability Management Committee which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing the risk consistent with the guidelines approved by th e board of directors. Senior management monitors the level of interest rate risk on a regular basis and the Asset/Liability Management Committee, which consists of senior management operating under a policy adopted by the board of directors, meets as needed to review our asset/liability policies and interest rate risk position. We have sought to manage our interest rate risk by more closely matching the maturities of our interest rate sensitive assets and liabilities. In particular, we offer one, three, and five year adjustable rate mortgage loans, a loan product that has a fixed rate of interest for seven years and which adjusts annually thereafter, and three and five year balloon loans. We also invest in mortgage-backed securities the majority of which reprice within one and three years. We do not solicit high-rate jumbo certificates of deposit or brokered funds.

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

The table below sets forth, as of September 30, 2005, the latest date for which the Office of Thrift Supervision has provided to Atlantic Liberty Savings, F.A. an interest rate sensitivity report of net portfolio value, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve.

Net Portfolio Value				Net Portfolio Value as a %of Present Value of Assets/Liabilities
Change in Interest Rates (basis points)	Estimated NPV	Amount of Change	Percent	NPV Ratio	Change
(Dollars in Thousands)
+300	$22,328	$(7,344)	(25)%	13.20%	(334) basis points
+200	24,822	(4,849)	(16)	14.39	(215) basis points
+100	27,336	(2,335)	(8)	15.53	(101) basis points
0	29,671	—	—	16.54	— basis points
-100	31,600	1,929	+7	17.33	+79 basis points
-200	32,759	3,087	+10	17.74	+120 basis points

The table above indicates that at September 30, 2005, in the event of a 200 basis point decrease in interest rates, we would experience a 10% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 16% decrease in net portfolio value.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not p rovide a precise forecast of the effect of changes in market interest rates on its net interest income and will differ from actual results.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-

15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 27, 2005, the complaint Lowinger v Atlantic Liberty Financial Corp., et al was filed in the Court of Chancery of the State of Delaware in and for New Castle County. The complaint, named the Company, each of the Company’s directors, Chief Financial Officer and Flushing as defendants, in a proposed class action lawsuit in which the plaintiff on behalf of herself, and other similarly situated persons, allege that Atlantic Liberty Financial Corp. and its board of directors and certain executive officers breached their fiduciary duties to the Company and its shareholders by entering into a merger agreement with Flushing for a price per share which was below the current trading price, while agreeing to change of control payments to the Company’s directors and certain executive officers, in excess of $3.0 million. The complaint also alleges that Flushing rendered knowing assistance to the Company’s directors and certain executive officers in their breach of fiduciary duties. The plaintiff is requesting that (i) the court declare the complaint to be a proper class action, (ii) the termination fee entered into as part of the merger agreement be voided, (iii) unspecified compensation or recessionary damages be awarded, (iv) a constructive trust be established for the benefit of the class which will contain all special payments to the individual defendants and (v) plaintiffs receive costs and disbursements.

The Company has reviewed the complaint and, in consultation with counsel has concluded that the complaint is without merit. The Company intends to vigorously defend the lawsuit and expects to prevail on the merits.

On December 28, 2005, the complaint Sontag v Atlantic Liberty Financial Corp., et al was filed in the Court of Chancery of the State of Delaware in and for New Castle County. The complaint makes the same factual allegations as the Lowinger complaint and names as defendants the individual directors of the Company, as well as the Chief Financial Officer and Flushing. The complaint requests that the court (i) declare that the defendants breached their fiduciary duties, (ii) preliminarily and permanently enjoin the defendants and their counsel, agents, employees and all persons acting in concert from proceeding with, consummating or closing the merger, (iii) declare the action to be a proper class action and certify the named plaintiff as representative of the class; (iv) award costs and disbursements, counsel and expert fees and prejudgment interest.

The Company has reviewed the complaint and, in consultation with counsel has concluded that the complaint is without merit. The Company intends to vigorously defend the lawsuit and expects to prevail on the merits.

ITEM 2.              CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On December 23, 2005 the Company issued 20,499 of common stock (net of 5,165 shares used for withholding taxes) to fund the accelerated vesting of restricted stock awards. The accelerated vesting occurred in 2005 to take advantage of tax planning opportunities related to the pending merger with Flushing.

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

At its January meeting, the Board of Directors of the Company declared a quarterly cash dividend of $0.08 per share to be paid on February 7, 2006 to shareholders of record on January 27, 2006.

ITEM 6.	EXHIBITS

Exhibit 31.1
Exhibit 31.2
Exhibit 32	Sarbanes-Oxley Certifications pursuant to Section 906.

SIGNATURES

Pursuant to the requirement of the securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Liberty Financial Corp.

Date: February 9, 2006
Barry M. Donohue
President and Chief Executive Officer

Date: February 9, 2006
William M. Gilfillan
Chief Financial Officer and Corporate Secretary